Form 10-K
period 2002-12-31
IESI CORP
filed 2003-03-31
CIK 1076103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 333-98657

IESI CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2712191
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6125 Airport Freeway
Suite 202
Haltom City, Texas 76117
(Address of principal executive offices, including zip code)

(817) 314-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐    No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☐    No    ☒

The number of shares of the Registrant’s Class A voting common stock, par value $.01 per share, and Class B non-voting common stock, par value $.01 per share, outstanding as of March 25, 2003 were 142,000 and 112,980.2, respectively.  There is no trading market for any class of equity securities of the Registrant.  Accordingly, the aggregate market value of the common stock held by non-affiliates of the Registrant is not determinable.  See Part II, Item 5 of this Annual Report on Form 10-K.

INDEX

IESI CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “IESI,” “the Company,” “we,” “us,” or “our” refers to IESI Corporation, a Delaware corporation, and its direct and indirect subsidiaries on a consolidated basis.  All information in this Annual Report on Form 10-K gives effect to a 1-for-10 reverse stock split of shares of our Class A voting common stock and Class B non-voting common stock which was effective on September 10, 2001.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import.  Similarly, statements that describe our objectives, plans or goals are also forward-looking statements.  These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Factors that could materially affect these forward-looking statements include those identified under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are also expressly qualified in their entirety by such factors.  We urge you to carefully consider such factors in evaluating the forward-looking statements and caution you not to place undue reliance on such forward-looking statements.  There may also be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business.  In light of these risks, uncertainties and assumptions, the forward-looking events may or may not occur.  The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we undertake no obligation to publicly update any forward-looking statements to reflect new information, future events or otherwise.

Item 1.  Business.

Business Overview

We are one of the leading regional, non-hazardous solid waste management companies in the United States and more than 80% of our collection revenue in 2002 was generated in areas where we believe we are among the top three commercial providers, as measured by collection routes.  We provide collection, transfer, disposal and recycling services in two geographic regions: our South Region, consisting of Texas, Louisiana, Oklahoma, Arkansas and Missouri; and our Northeast Region, consisting of New York, New Jersey, Pennsylvania and Maryland.  We are the tenth largest, and the third largest privately-held, service provider in the approximately $43 billion non-hazardous solid waste management industry in the United States.

We were founded in 1995 and have grown rapidly through a combination of strategic acquisitions and internal growth.  From 1997, when we had a net loss of $1.4 million, through 2002, when we had net income of $0.6 million, we grew our revenue at an 83% compounded annual growth rate, or CAGR, and our adjusted EBITDA at a 141% CAGR.  We generated internal growth of 7.4% in 2002, 18.7% in 2001 and 14.7% in 2000.  From 1997 through 2002, we also increased our adjusted EBITDA margins from 5.7% to 22.8% and our net income margins from (13.8)% to 0.3%.  We currently serve more than 485,000 residential customers and approximately 51,000 commercial and industrial customers.  We generated revenue of $212.9 million, adjusted EBITDA of $48.6 million and net income of $0.6 million during 2002.

We provide our services through a network of vertically integrated assets, including 36 collection operations, 22 transfer stations, 15 landfills, seven recycling facilities and a fleet of more than 675 collection vehicles.  During 2002, our collection operations generated 67.2%, our transfer operations generated 22.4%, our disposal operations generated 6.8%, and our recycling and other operations generated 3.6%, of our revenue. We currently internalize—transfer and dispose of at our own landfills—approximately 40% of the solid waste that we handle.

Industry Overview

The non-hazardous solid waste management industry provides the following distinct services:

•                                          Collection.  Collection, or hauling, involves collecting waste from its multiple sources and transporting it to a transfer station or disposal facility.  Residential collection services are provided by municipalities and by companies who contract with municipalities or directly with individual homeowners, homeowners’ associations, apartment building owners or similar groups.  Commercial and industrial collection operations service businesses and construction and demolition projects.

•                                          Transfer Stations.  A transfer station is a facility where solid waste that has been collected by private companies and municipalities is received, compacted and then transferred by large-capacity vehicles to disposal sites.  This consolidation reduces costs by increasing the density of the waste being transported.  Transfer stations also improve the efficient utilization of collection personnel and equipment by allowing them to focus on collection operations and spend less time travelling to disposal sites.  Transfer stations can handle municipal solid waste, or MSW, received from residential, commercial and industrial collection operations, waste collected from construction and demolition, or C&D, operations, or both.  Some transfer stations are constructed to receive certain specialized waste, such as asbestos.

•                                          Landfills.  Most of the solid waste generated in the United States is disposed of in landfills.  The cost of disposing of waste in a landfill includes the “tipping fees” charged by the landfill operator and the cost of transporting the waste to the landfill, which can be significant.  Waste collectors who are able to dispose of waste in their own landfills generally secure a significant cost advantage, particularly if the landfill is in close proximity to the source of the solid waste.

•                                          Recycling.  Waste recycling includes the collection of pre-sorted recyclable waste, including paper, cardboard, plastic, glass, aluminum and other metals, from residential and commercial customers and the further sorting, binding and preparation of this waste at a recycling facility for resale.  Residential and commercial customers generally pay a fee for the removal of recyclable waste from their premises.  After collection and sorting, purchasers generally pay a fluctuating, spot-market price for recycled materials.  Materials for which there is no market, or for which the market price is not sufficient to cover processing, are shipped to a disposal facility, generally a landfill.

According to industry data, the non-hazardous solid waste management industry in the United States generated revenue of approximately $43 billion in 1999 and is growing at an annual rate of approximately 3%-4%.  In terms of tonnage, MSW has increased at a CAGR of 4.6% during the last five years.  Growth in the industry is driven by a combination of population growth and economic activity.  In addition, because waste disposal is an essential service, the volatility of the economic cycle has a lesser impact on industry growth.

Collection, transfer and landfill disposal operations, the most localized segments of the non-hazardous solid waste management industry, together account for nearly 90% of the industry’s revenue.  Landfill disposal is generally characterized as more capital intensive and profitable than the other segments of the industry.  The landfill disposal segment of the solid waste management industry has undergone dramatic consolidation in the past decade, in part due to regulatory changes.  The U.S. Environmental Protection Agency’s, or the EPA’s, promulgation of new regulations in September 1991 tightened landfill design, operation and maintenance standards and has had a substantial impact on the industry.  The number of MSW landfills in the United States fell from more than 7,900 in 1989 to 2,142 in 2000.

In the late 1990’s, the non-hazardous solid waste management industry experienced a wave of consolidation that resulted in a few publicly-held companies providing nearly 60% of the collection and landfill services in the United States.  Since that time, most of these companies have shifted their focus from external expansion to maximizing internal growth and profitability.  Additionally, as a result of the foregoing, these large companies have been paring their operations and divesting assets that are of value to the smaller regional consolidators like us.  We believe that the following factors, which represent benefits of achieving economies of scale and other comparative advantages, will lead to additional consolidation among privately-held regional and local companies:

•                                          substantial capital resources are necessary to comply with the extensive and changing federal, state and local laws and regulations applicable to waste collection and transfer and landfill operations;

•                                          permitting and operational regulations make it difficult to obtain and maintain permits necessary to conduct business;

•                                          companies with higher waste internalization rates achieve greater operational efficiencies and margins; and

•                                          continued privatization by some municipalities of their collection, transfer and disposal operations will result in grants of long-term municipal contracts and exclusive franchise agreements.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

Predictable Revenue Stream with a Solid Base of Municipal Agreements.  Because waste disposal is an essential service, the volatility of the economic cycle has a lesser impact on industry growth.  In addition, we estimate that, during 2002, more than 30% of our South Region’s revenue was generated from municipal contracts, which typically grant us the exclusive right to collect MSW in a particular municipality, usually for a three to five year term, subject to renewal options.  We also have municipal contracts with the City of New York that provide for us to transfer and dispose of up to an aggregate of 1,650 tons of solid waste per day collected by the City.  These contracts represented approximately 34% of our Northeast Region’s 2002 revenue.  At December 31, 2002, we had 256 municipal contracts.  We have been able to maintain and extend these contracts because of our high levels of service and performance.  From 1998 through 2002, we received contract extensions on 76 of the 83 municipal contracts that came up for renewal.

Proven Record of Acquisition-Based and Internal Growth.  We have executed a selective acquisition strategy whereby we have completed more than 120 acquisitions since 1995.  We have been successful in integrating acquired operations into our regions and capitalizing on the synergies created.  In addition, we have been able to generate internal growth through price and volume increases.  We had average price increases of 3.6% in 2002, 3.4% in 2001 and 4.1% in 2000 and the volume increases from our continuing operations—those that we operated during the relevant periods—were 3.8% in 2002, 15.3% in 2001 and 10.6% in 2000.  From 1997 through 2002, we increased our adjusted EBITDA margins from 5.7% to 22.8% and our net income margins from (13.8)% to 0.3%.  From 1997, when we had a net loss of $1.4 million, through 2002, when we had net income of $0.6 million, we grew our revenue at a CAGR of 83% and our adjusted EBITDA at a CAGR of 141%.

Leading Market Positions.  More than 80% of our collection revenue in 2002 was generated in areas where we believe we are among the top three commercial providers, as measured by collection routes.  Within our two regions, we provide collection services in 35 areas, which we define based on the location of our operations and customers.  We believe that we are the operator with the greatest number of collection routes in 18 of those areas, the second greatest number of routes in seven of those areas, and the third greatest number of routes in four others.  In some of those areas we are the sole provider of collection services, and we have a limited number of competitors in others.  In addition, in New York City, we are the third largest, and the leading privately-held, non-hazardous solid waste management company.  We have achieved these leading positions by providing high quality, vertically integrated services, made possible in part by our localized focus and execution, which provide us with operating leverage and a competitive advantage in attracting and retaining customers as compared to our local competitors.  For more information on how we define our collection areas, see “—Local and Regional Structure.”

Integrated Network of Assets and Regulatory Experience.  We have built a network of integrated assets in many of our local markets that we believe would be difficult, expensive and time-consuming for new competitors to reproduce or develop.  Our 15 landfills and 22 transfer stations are strategically located to serve most of our 36 collection operations.  Our portfolio of integrated assets in many of our markets enables us to compete effectively.  In addition, the extensive federal, state and local laws and regulations governing the solid waste management industry typically require governmental approval for new facilities.  We have significant experience in obtaining and maintaining permits, authorizations and other types of governmental approvals and believe we have a good reputation and relationship with industry regulators.

Experienced Management Team.  Our core management team, consisting of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Development Officer, has 98 years of experience in the solid waste management industry.  Before joining us, each of these officers served in key management positions in large national waste management companies.

Business Strategy

Our goal is to be a highly profitable, vertically integrated solid waste management company with a significant presence in select markets.  We have built, and seek to continue to build through internal growth and acquisitions, vertically integrated operations which may consist of one or more of the following: collection companies; transfer stations; recycling facilities; and landfills serving a local market.  We believe that we can realize competitive advantages and significant future growth by implementing this strategy across existing and nearby markets.  To achieve our goal, we intend to:

Provide Superior Customer Service.  We continually aim to improve our customer service quality and offer value to our customers to solidify our relationships with corporate, municipal and residential accounts.  We believe our individual market and customer focus distinguishes us from, and enables us to effectively compete with, larger waste management companies.  Additionally, we strive to act with corporate integrity and environmental responsibility, which, in addition to our customer service focus, enables us to retain current customers and gain market share by adding new customers.

Continue to Improve Operational Efficiencies.  We have developed efficient operating standards tailored to each of our markets.  Using these standards, we track collection and disposal routing efficiency and equipment utilization.  For all of our operations, we implement cost controls, employee training and safety procedures and establish sales and marketing plans with a view to improving margins and becoming a low cost operator.  To improve the productivity and profitability of a newly-acquired business, we apply to it the same operating standards, information systems and financial controls that we employ in our existing operations.  We believe that there are further opportunities to improve our operating margins and cash flow by achieving even higher rates of waste internalization.

Continue Expansion in Our South Region.  We have developed leading market positions in secondary markets in our South Region.  We believe that our South Region has attractive growth potential on which we intend to capitalize through the following elements of our strategy:

•                                          Internal Growth.  We seek to obtain new municipal contracts, focusing on municipalities that we can integrate into our existing infrastructure and whose waste flow we can internalize into our landfills.  We also seek to increase revenue by soliciting new residential, commercial and industrial customers in our existing or nearby markets and by marketing additional or upgraded services.

•                                          “Tuck-In” Acquisitions.  We intend to continue to expand with a selective acquisition strategy that has historically allowed us to gain market share.  In our “tuck-in” acquisitions, we seek to consolidate collection routes into our existing operations while eliminating excess overhead and operating costs.  In markets where we have landfill capacity, we internalize the volume, which increases our EBITDA and profit margins.  We completed 111 acquisitions in our South Region between 1995 and 2002, of which 89 were “tuck-in” acquisitions, and we evaluate acquisition candidates on an ongoing basis.

•                                          New Markets.  We expect to make selective acquisitions in and around our South Region that are geographically close to our existing operations.  We plan to expand by acquiring or creating additional fully or partially integrated operations and we continually evaluate candidates for these acquisitions.

Maximize Profitability in the Northeast Region.  Our Northeast Region operations primarily service New York City, which is the largest waste producing municipality in the United States.  We intend to capitalize on this position by:

•                                          Increasing Capacity of Our Current Network.  We are currently seeking to obtain permit modifications to expand the permitted volumes of waste that our landfills and transfer stations in our Northeast Region may handle.  Increasing our permitted landfill volumes will enable us to internalize more of the waste we handle and thereby retain the margin generated by disposal operations that would otherwise be earned by third-party disposal facilities.

•                                          Acquiring Additional Landfills.  We plan to acquire additional landfills to internalize more of the waste we handle, which will increase our capacity for, and margins on, waste that we currently dispose of in third-party facilities.

Operations

We provide our services through a network of vertically integrated assets, including 36 collection operations, 22 transfer stations, 15 landfills and seven recycling facilities.

Collection

We provide collection services to more than 485,000 residential and approximately 51,000 commercial and industrial customers.  We maintain a fleet of more than 675 collection vehicles, which, as of December 31, 2002, had an average age of approximately 5.1 years.

Residential.  We provide residential waste management services under a variety of contractual arrangements, including contracts with homeowners’ associations, apartment building owners and mobile home park operators, on a subscription basis with individual households and contracts with, or franchises granted by, municipalities.  Our municipal contracts and municipal franchises typically have three to five year terms, subject to renewal options.  Most other arrangements for residential services have terms that vary from monthly for subscription service to up to three years for contracts with homeowners’ associations.  We seek to enter into residential service arrangements where the route density is high.  We base our residential collection fees primarily on route density, the frequency and level of service, the distance to the processing facility or landfill, the cost of processing or disposal.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.

Commercial and Industrial.  We provide hand collection and containerized services to a wide variety of commercial and industrial customers.  We sometimes install stationary compactors that compact waste prior to collection on the premises of large volume customers.  Most commercial and industrial customers are provided with containers that are designed to be lifted mechanically and either emptied into a collection vehicle’s compaction hopper or, in the case of the large roll-off containers, to be loaded onto the collection vehicle.  Our standard containers generally range in size from one to eight cubic yards and our roll-off containers generally range in size from 20 to 40 cubic yards.

Our contracts with commercial and industrial containers typically have terms of up to three years, have renewal options and may not be terminated by the customer prior to the end of the term without a penalty.  Our contracts for roll-off containers may provide for temporary services, such as the removal of waste from a construction site, and are typically for periods of less than one year.  Our fees from these contracts are generally fixed over the term of the contract and are determined by factors such as collection frequency, type of collection equipment furnished, the distance to the processing facility or landfill, cost of disposal and type and volume or weight of the waste collected, as well as general competitive and prevailing local economic conditions.

Transfer Stations

Currently, we operate 22 transfer stations, which are located near many of our collection routes and receive the solid waste that has been collected by our and third-party collection vehicles.  We typically use subcontractors to transport the waste from our transfer stations to our or third-party landfills.  Transfer station fees are generally based on the cost of processing, transportation and disposal of waste.

In addition to improving the utilization of collection personnel and equipment, we believe that our transfer stations benefit us by concentrating the waste stream from a wider area.  This increases the volume of waste at the landfills that we operate and gives us greater leverage in negotiating for more favorable disposal rates at third-party landfills.  Our transfer stations also help us build relationships with the municipalities and private operators that deliver waste to the transfer stations, which can lead to additional growth opportunities.  We believe that, as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will increasingly be used as an efficient means to process and transport waste to landfills and other disposal sites.

Landfills

We operate 12 MSW landfills (ten of which are currently active)—two in our Northeast Region and ten in our South Region (eight of which are currently active).  We also operate three C&D landfills in our South Region.

We monitor the available permitted disposal capacity of our landfills on a regular basis and evaluate whether to seek to expand this capacity.  In making this evaluation, we consider various factors, including the volume of waste disposed of at the landfill, available acreage, the likelihood of obtaining the necessary approvals and permits and the costs associated with these items.

Recycling

Our recycling services include collection of recyclable materials from residential, commercial and industrial customers, for which we charge collection and processing fees.  Our recycling operations also process for sale certain recyclable materials, such as paper, plastics and aluminum, which are marketed as commodities and are subject to significant price fluctuations.  To mitigate our exposure to these price fluctuations, we have entered into a long-term agreement with Weyerhaeuser Company to purchase our recycled office paper and cardboard.

Local and Regional Structure

We provide collection, transfer, disposal and recycling services in two geographic regions: our South Region, which includes ten operating districts in Texas, Louisiana, Oklahoma, Arkansas and Missouri; and our Northeast Region, which includes two operating districts in New York, New Jersey, Pennsylvania and Maryland.  Both our South Region and our Northeast Region are run by local managers who, along with our Chief Operating Officer, are responsible for implementing our acquisition program, maintaining service quality, promoting operational safety, implementing marketing programs, and overseeing day-to-day operations, including contract administration.

We conduct collection operations in 35 operating areas contained within our districts and regions.  We define the boundaries for these areas primarily by the area covered by the routes of our collection operations.  This takes into account the distances from our collection facilities, and locations of available disposal facilities, which affect our ability to provide economically competitive service.  We exclude from our operating areas, locations where municipalities conduct collection operations themselves and exclude private haulers and we do not consider such municipalities our competitors.  We measure the relative competitive position of our collection operations in an area based on our estimates of the number of routes operated by each competitor in the area, which we believe is a fair method of measuring such positions.  Our competitors, particularly those that are larger than us, may define their operation areas using different criteria.

Our localized structure places decision-making authority close to our customers, which we believe enables us to identify our customers’ needs quickly and address those needs in a cost-effective manner.  In addition, this localized approach reduces overhead costs and establishes a highly efficient operating structure that allows for easier expansion into geographically contiguous markets.  This approach also permits us to operate in small markets in our South Region which our larger competitors often do not find attractive.

South Region

Our South Region’s operations serve customers in the states of Texas, Louisiana, Oklahoma, Arkansas and Missouri.  By capitalizing on our senior management team’s extensive experience in acquiring, integrating and operating solid waste management businesses, particularly in the southern United States, we have grown this region dramatically.  We completed 111 acquisitions in our South Region between 1995 and 2002.

Facilities and Services.  We currently operate 33 collection operations, 17 MSW transfer stations, eight MSW landfills, three C&D landfills and six recycling facilities in our South Region.  We currently also have two landfills in our South Region under construction, each of which we anticipate opening in mid-2003.  Our South Region’s operations serve more than 485,000 residential customers and 37,000 commercial and industrial customers.  This base includes customers served pursuant to 256 municipal contracts.  Our South Region generated revenue of $128.3 million and income from operations before corporate overhead of $16.1 million during 2002.

We seek to create vertically integrated operations within each district that include collection, transfer and disposal services.  In addition, we attempt to internalize into our own landfills as much as possible of the waste that we collect.  In certain districts, such as East Texas, Arkansas, Northwest Texas and Louisiana, we currently internalize a substantial majority of our collected waste.  In other districts, such as Central Texas and Fort Worth, we currently internalize our collected C&D waste but rely on other disposal alternatives for our collected MSW.

In collection areas where we do not currently operate a MSW landfill or lack the MSW landfill capacity necessary to fully service our transfer stations and collection operations, we utilize a variety of low cost disposal alternatives, including:

•                                          negotiating below-market rates through long-term contracts with private operators;

•                                          obtaining competitive pricing in markets that have numerous disposal options; or

•                                          utilizing municipal landfills which generally charge the same disposal rates to all customers.

We also implement strategies to increase the amount of waste we internalize in order to lower our costs by acquiring or permitting additional landfill capacity.

The following table summarizes the facilities in each of our South Region’s ten operating districts as of December 31, 2002:

District	Collection Operations	Transfer Stations(1)	Landfills	Recycling Facilities

Arkansas	3	2	1	2
Louisiana	4	3	4	1
Oklahoma	3	6	2	—
Central Texas	3	1	1	—
East Texas/Northern Louisiana	3	—	1	—
Fort Worth	6	2	1	1
Missouri	—	—	1	—
North Texas	4	—	—	1
Northwest Texas	5	3	1	—
South Texas	2	—	1	1
Total	33	17	13	6

(1)               All transfer stations in our South Region are permitted to accept both MSW and C&D waste.

The following table summarizes our landfill operations in our South Region as of December 31, 2002:

Landfill	Type of Waste	Estimated Remaining Operating Lives (in Years)(1)	Owned/Operated

Cherokee Village, AR	MSW and C&D	88	Owned
Henderson, TX	MSW and C&D	33	Owned
Iowa Park, TX	MSW and C&D	94	Owned
Jena, LA	MSW and C&D	1	Operated
Kountze, TX	MSW and C&D	47	Owned
Oakdale, LA(2)	MSW and C&D	50	Owned
Prague, OK	MSW and C&D	8	Owned
Sabine, LA	MSW and C&D	8	Operated
St. Joseph, LA	MSW and C&D	6	Operated
Austin, TX	C&D	12	Owned
Fort Worth, TX	C&D	24	Owned
Frederick, OK	C&D	19	Operated
Richwoods, MO(2)	MSW and C&D	64	Owned

(1)          Calculated based on current permitted capacity.  With respect to “operated” landfills, “Estimoated Remaining Operating Lives (in Years)” represents the lesser of (i) the actual number of years remaining prior to expiration of the applicable operating contract or (ii) the estimated remaining disposal capacity at the applicable landfill (in years and calculated based on current permitted capacity).

(2)          Represent recently acquired, fully permitted landfills which are currently under construction.  We anticipate opening the landfills in mid-2003.

Our internal and external engineers calculate the estimated remaining operating life of a landfill (in years) by dividing (a) the landfill’s remaining available volume (in tonnage or yardage), represented by the difference between (i) the aggregate available landfill volume allocated to the landfill pursuant to the permits obtained for the landfill and (ii) the volume received to date at the landfill (based on land surveys periodically preformed at the landfill), by (b) the landfill’s estimated annual volume.

We have requested, or are in the process of requesting, permits to vertically and/or horizontally expand our landfills in Jena, Sabine, and St. Joseph, LA and in Prague, OK.  If and when granted, and based on the current design of the expansion area, the applicable landfill lives will be increased to: Jena, more than 75 years; Sabine, more than 40 years; St. Joseph, more than 160 years; and Prague, more than 60 years.  Permits are difficult, time consuming and expensive to obtain and, accordingly, we cannot assure you that we will be able to obtain the requested permits.  If we do not obtain one or more of the requested permits to expand these landfills, it could reduce our revenue, hinder our vertical integration and impair our business strategy.  In addition, we may have to dispose collected waste at landfills operated by third parties or haul the waste long distances at a higher cost to another of our landfills.  We may also incur closure costs sooner, or accrue them at a higher rate, or suffer asset impairments.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Operating Permits—We may not be able to obtain permits we require to operate our business.”

South Region Acquisitions.  We have pursued a selective acquisition strategy that has allowed us to consolidate collection routes into our existing operations in order to gain market share while eliminating overhead and operating costs.  Additionally, we look to enter new markets adjacent to our existing operations.  We completed 111 acquisitions in our South Region between 1995 and 2002, of which 23 were in new markets and 89 were “tuck-in” acquisitions.

The following table summarizes our acquisition activity in our South Region as of December 31, 2002:

South Region Acquisition Summary

	Businesses Acquired
Year	Collection	Transfer Station	Landfill	Recycling	Approximate Annualized Revenue(1)
					(in millions)
1995	3	—	—	—	$0.6
1996	2	—	—	—	0.2
1997	6	1	1	—	4.5
1998	35	2	1	2	21.5
1999	24	3	2	—	14.9
2000	12	3	3	3	23.9
2001	15	—	1	—	8.1
2002	15	7	5	—	24.9

(1)                Management’s estimates of annualized revenue are derived from unaudited information received during due diligence and are based on short-term historical operations of the acquired businesses prior to the applicable acquisition dates.

Northeast Region

Our Northeast Region’s operations are located in the states of New York, New Jersey, Pennsylvania and Maryland, and consist of three collection operations, three MSW transfer stations, one C&D transfer station, one asbestos transfer station, two MSW landfills and one paper recycling facility.  Our Northeast Region’s operations serve more than 14,000 commercial customers.  We believe that we are the third largest, and the leading privately-held, non-hazardous solid waste management service provider in New York City.  We believe that our network of transfer stations in New York City would be very hard to duplicate going forward.  We believe that, due to the scarcity of land and the difficulty of obtaining permits for transfer stations, a large majority of the remaining independent collection companies in New York City lack the vertical integration and economies of scale necessary to supply cost-effective services.  Our Northeast Region generated revenue of $84.6 million and income from operations before corporate overhead of $12.2 million during 2002.  We have completed 18 acquisitions since 1998 in our Northeast Region, primarily in New York City.

Facilities and Services.  We divide our Northeast Region operations into two districts: New York/New Jersey and Pennsylvania. In our New York/New Jersey district, we have collection operations located in Bronx, New York and in Jersey City, New Jersey, both of which primarily service customers in Manhattan.  In New York City, we have concentrated our collection routes in Manhattan due to the availability of dense routes, high margin commercial customers, a high mix of recyclable paper product, and close proximity to our transfer stations and recycling facility.  Our collection operations in our Pennsylvania district serve customers in southern Pennsylvania and northern Maryland.

Almost all of the MSW and recyclable paper we handle in our Northeast Region is transferred through our three MSW transfer stations or our recycling facility.  We typically transport MSW from our transfer stations to landfills in Pennsylvania which are located between 100 - 300 miles outside New York City.  In August 2000, the City of New York awarded us two three-year contracts, each with two optional one-year renewals, which collectively provide for us to transfer and dispose of up to an aggregate of 1,650 tons of MSW per day collected by the City.  The City’s trucks collect primarily residential waste in Brooklyn and deliver it to two of our Brooklyn transfer stations.  The City delivers average daily volumes of approximately 1,350 tons pursuant to these contracts.  The City recently completed a solicitation of bids for the disposal of up to 4,000 tons of MSW per day that the City collects in Brooklyn which includes the waste currently covered by our existing contracts with the City.  We submitted bids to transfer and dispose up to 1,500 tons of the waste covered by the solicitation of bids.  We cannot predict whether we will be successful in all or any portion of our bids, or what effect the bids submitted by us and our competitors will have on our existing contracts or the City’s options to renew those contracts.  See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations—General—Sources of Revenue.”

To the extent possible, we seek to internalize all the MSW received by our transfer stations into our landfills.  C&D waste that both our collection operations and third parties deliver to our C&D transfer station is partially sorted to remove metals, dirt and small rocks.  The sorted material is sent to facilities for specific uses, and the remaining material is transferred in transfer trailers to third-party landfills on Long Island, New York or in Ohio.  Asbestos that has been abated by other parties is delivered to our asbestos transfer station and is placed on long-haul trailers and transferred to our landfills in Pennsylvania.

The following table summarizes the facilities in each of our Northeast Region’s operating districts as of December 31, 2002:

District	Collection Operations	Transfer Stations	Landfills	Recycling Facilities

New York/New Jersey	2	5	—	1
Pennsylvania	1	—	2	—

Total	3	5	2	1

The following table summarizes our transfer station operations in our Northeast Region as of December 31, 2002:

Transfer Station	Permitted Maximum Daily Volume	Waste Type
50th Street, Brooklyn	1,075 tons	MSW
Court Street, Brooklyn	745 tons	MSW
Casanova Street, Bronx	449 cu. yds.	MSW
Varick Street, Brooklyn	1,800 cu. yds.	C&D
Fifth Street, Brooklyn	500 cu. yds.	Abated Asbestos

We have a recycling facility in Jersey City, New Jersey, where we currently process approximately 5,900 tons of paper products that we collect in Manhattan each month.  Approximately 72% of the paper we process at this facility, mostly office paper and corrugated cardboard, is recycled, and the remaining 28% is sent to a landfill.  The price paid by purchasers for recycled paper products is based on fluctuating commodity prices.  To mitigate the effect of these price fluctuations, we have entered into a long-term agreement with Weyerhaeuser to purchase our recycled office paper and cardboard.  This recycling facility represented 4.3% of our Northeast Region’s 2002 revenue.

Our Pennsylvania district is primarily composed of landfill operations.  In 2002, we transferred over 30% of the total waste we handled in New York City to our Pennsylvania landfills.  The following table summarizes our landfill operations in our Northeast Region as of December 31, 2002:

Landfill Location	Type of Waste	Estimated Remaining Operating Lives (in Years)(1)	Owned/ Operated
Bethlehem, PA	MSW	0.3	Owned
Chambersburg, PA	MSW	26.0	Owned

(1)           Calculated based on current permitted capacity.

The permitted average daily volume is currently 750 tons for our Bethlehem landfill and 857 tons for our Chambersburg landfill.

We have requested a permit to vertically and horizontally expand our Bethlehem landfill.  If and when such permit is granted, and based on the current design of the expansion area, the landfill life will increase to 14 years and the permitted average daily capacity will increase to 1,375 tons.  In November 2002, we received a Phase I environmental assessment approval from the Pennsylvania Department of Environmental Protection, or PA DEP, with respect to our permit expansion application.  The PA DEP is currently undertaking a Phase II technical review of our application and we expect to receive final approval thereof in April 2003.  If the Phase II review is successfully completed and approved, the permit should be issued shortly thereafter.  Pending issuance of the permit, we recently began reducing the daily volume of waste we accept at the landfill so as to extend the remaining operating life of the landfill under the existing permit to mid-April.  In addition, we have requested a permit to increase the average daily volume at our Chambersburg landfill to 1,450 tons.  Permits are difficult, time consuming and expensive to obtain and, accordingly, we cannot assure you that we will be able to obtain the requested permits.  If we do not obtain one or more of the requested permits to expand these landfills, it could reduce our revenue, hinder our vertical integration and impair our business strategy.  In addition, we may have to dispose collected waste at landfills operated by third parties or haul the waste long distances at a higher cost to another of our landfills.  We may also incur closure costs sooner, or accrue them at a higher rate, or suffer asset impairments.  See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Factors—Operating Permits—We may not be able to obtain permits we require to operate our business.”

Northeast Region Acquisitions.  We completed our first New York City acquisition in February 1998, and to date, we have completed 18 acquisitions in our Northeast Region.  In June 1999, we completed a significant acquisition consisting of two New York City MSW transfer stations, two Pennsylvania MSW landfills and two Pennsylvania collection operations for approximately $65.0 million.  These two landfills receive 90% of our collection route volumes in our Northeast Region, allowing us to internalize much of the waste from our collection routes and achieve vertical integration.

Northeast Region Acquisition Summary

Businesses Acquired
Year	Collection	Landfill	Transfer Station	Recycling	Approximate Annualized Revenue (1)
					(in millions)
1998	12	—	3	2	$36.7
1999	6	2	2	—	31.6

(1)               Management’s estimates of annualized revenue are derived from unaudited information received during due diligence and are based on short-term historical operations of the acquired businesses prior to the applicable acquisition dates.

Acquisition Program

In pursuing our acquisition strategy, we focus on identifying attractive markets in which to acquire assets and which we believe provide significant opportunities to execute our business strategy.  We believe that we have attractive growth potential into locations close to existing operations in our South Region, which will improve our operating margins and cash flow.  We intend to continue to expand by means of acquiring or creating additional integrated opportunities or by internalizing acquired businesses into our existing network.  In our Northeast Region, we intend to increase the capacity of our existing network by acquiring additional landfills to internalize the waste we collect or handle at our transfer stations.

We have developed a set of financial, geographic and management criteria to evaluate specific acquisition candidates.  Some of the factors that we consider in evaluating an acquisition candidate include:

•                                          expected return on invested capital;

•                                          the candidate’s historical and projected financial performance;

•                                          in situations where we retain existing management, the management’s experience and relationship with the local community;

•                                          the composition and size of the candidate’s customer base and whether the customer base is served under municipal contracts or other exclusive arrangements;

•                                          whether the geographic location of the candidate has a positive projected economic or population growth rate or will enhance or expand our market area or ability to attract other acquisition candidates;

•                                          whether the acquisition will increase our market share or help protect our existing customer base;

•                                          whether the candidate may be integrated into a vertically integrated operation, either immediately or in the near future, and any other potential synergies that may be gained by combining the candidate with our existing operations;

•                                          results of an environmental review typically consisting of a Phase I review, and, in the case of landfills or when concerns are triggered by a Phase I review, a Phase II review; and

•                                          the existing liabilities of the candidate.

With respect to potential landfill acquisitions in particular, we seek to identify acquisition candidates to improve our vertical integration and operating margins in our two regions in markets where the economic and regulatory environment makes those acquisitions attractive.  We evaluate landfill candidates by determining, among other things:

•                                          the amount of waste that could be diverted to the landfill;

•                                          whether access to the landfill is economically feasible from our existing market areas either directly or through transfer stations;

•                                          the expected permitted life of the landfill in terms of the landfill’s future volume capacity;

•                                          the potential for expanding the landfill; and

•                                          current disposal costs compared to the cost of acquiring the landfill.

Our method of integrating an acquired company with our existing operations will depend on whether we are acquiring a company in a new market or acquiring a company that will be “tucked into” an existing operation.  Before acquiring a company, we perform extensive environmental, operational, engineering, legal, human resources and financial due diligence.  Our district management prepares a written integration plan which is approved by senior management prior to the close of the acquisition.  As part of our due diligence, we also put together a strategy to absorb or integrate the target company’s operations and administration into our infrastructure with minimal disruption to the ongoing operations of both the acquired and existing business operations.  Depending on whether the acquired company is in a new market or in one of our existing markets, our strategy may include route consolidations, new maintenance programs or the closure of an office or collection operation.  In either case, the newly acquired business should immediately be able to take full advantage of our resources and expertise, such as our financial reporting package and buying power in the areas of insurance, purchasing and benefits.

Our board of directors must approve the terms and conditions of all acquisitions with purchase prices in excess of $12.5 million, but has authorized our management to approve acquisitions with purchase prices equal to or less than $12.5 million within certain parameters.  We believe our senior management team has a proven track record in integrating acquisitions.  Acquisitions must also be approved by the directors designated by certain of our key stockholders.  See Item 13. “Certain Relationships and Related Transactions—Amended and Restated Stockholders’ Agreement.”

Marketing

Our marketing and sales strategies are formulated at the regional level.  We market our services locally through our sales managers and representatives, many of whom receive a significant portion of their compensation based on meeting certain incentive targets.  As of December 31, 2002, we had approximately 53 sales employees.  We also obtain new customers from referral sources, our general reputation and local market print advertising including local trade publications and the “yellow pages.” Leads are also derived from new building permits, business licenses and other public records.

In addition to our sales efforts directed at commercial and industrial customers, in our South Region we have municipal marketing representatives in most service areas, who are responsible for interfacing with each municipality or community to which we provide residential service to ensure customer satisfaction.  Our municipal representatives organize and handle bids for renewal and new municipal contracts in their service areas.

Our local presence and identity is an important aspect of our marketing plan, and many of our managers are involved in local governmental, civic and business organizations.  Our name and logo are displayed on all our containers, trucks and uniforms worn by our employees.  Additionally, we attend and make presentations at municipal and state conferences and industry trade shows and advertise in governmental associations’ membership publications.

Employees

As of December 31, 2002, we had approximately 1,400 full-time employees.  Approximately 212, or 15%, of our employees are covered by collective bargaining agreements negotiated with three different labor unions.  Of our unionized employees, 189 are represented by Waste Material, Recycling and General Industrial Laborers, Local 108, under a contract that expires on February 28, 2005.  An additional 15 employees are represented by the Private Sanitation Union Local 813 (affiliated with the International Brotherhood of Teamsters) under a contract that expires on November 30, 2005.  Another eight employees are represented by the League of International Federated Employees (Local 890) under a contract that expires on June 30, 2004.  We believe our relationships with our employees are generally satisfactory.

Risk Management, Insurance and Performance or Surety Bonds

We actively maintain environmental and other risk management programs that we believe are appropriate for our business.  Our environmental risk management program includes evaluating existing facilities, as well as potential acquisition targets, for environmental law compliance and operating procedures.  We do not expect environmental compliance costs to increase on a percentage basis above current levels but we cannot predict whether future acquisitions or regulatory changes will cause these costs to increase.  We also maintain a worker safety program that encourages safe practices in the workplace.

We carry a broad range of insurance, which we consider adequate to protect our assets and operations and customary for companies in our industry.  Our coverage includes general liability, automotive, comprehensive property damage, workers’ compensation, umbrella and other coverage customary in our industry.  These policies generally exclude coverage for damages associated with environmental conditions.  We carry a separate general pollution liability policy covering liabilities for environmental problems at our landfills or transfer stations.  In recent years, the insurance industry has experienced unusually large financial losses and insurers have aggressively raised premiums and deductibles to offset losses and exposure.  Recently, we have experienced increases in premiums significantly above the rate of inflation.  To date, we have been able to pass these additional costs on to our customers in the form of price increases.

Municipal solid waste collection contracts typically require performance bonds or other means of financial assurance to secure contractual performance.  Certain environmental regulations also require demonstrated financial assurance to meet closure, final closure and post-closure requirements for landfills.  At December 31, 2002, we had provided customers and various regulatory authorities with surety bonds and letters of credit in the aggregate amount of approximately $70.8 million to secure our obligations.  Our senior credit facility provides for the issuance of letters of credit in an aggregate amount up to $30.0 million.  We had approximately $8.9 million of outstanding letters of credit at December 31, 2002.  Letters of credit issued reduce the availability of borrowings under our senior credit facility for acquisitions and other general corporate purposes.  If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Competition

We operate in a highly competitive industry.  Entry into certain segments of our business and the ability to operate profitably in our industry require substantial amounts of capital and managerial experience.

Competition in the non-hazardous solid waste management industry comes from a number of large, national, publicly-owned companies, including Waste Management, Allied Waste Industries, Inc., Republic Services, Inc.  and Vivendi Environnement, several regional, publicly-owned companies, such as Waste Connections, Inc., Casella Waste Systems, Inc., and Waste Industries USA, Inc., and from thousands of mid-size to small privately-owned companies in their respective markets.  Certain of our competitors have significantly larger operations, and significantly greater financial resources, than we have.  In addition to national and regional firms and numerous local companies, we compete in a few markets with those municipalities that maintain waste collection or disposal operations.  These municipalities may have financial advantages due to their access to user fees and similar charges, tax revenue and tax-exempt financing, and some control of the disposal of waste collected within their jurisdictions.

We compete for collection accounts primarily on the basis of price and the quality of our services.  From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract.

In each market in which we operate a landfill, we compete for landfill business on the basis of disposal costs, geographical location and quality of operations.  Our ability to obtain landfill business may be limited by the fact that integrated collection companies also operate landfills to which they send their waste.

Regulation

Introduction

Our operations, including landfills, waste transportation, transfer stations, recycling facilities, vehicle maintenance shops and fueling facilities, are subject to extensive and evolving federal, state and local environmental laws and regulations, which have become increasingly stringent in recent years.  The EPA and other federal, state and local environmental, land use, health and safety agencies administer these laws and regulations.  These laws and regulations have required us, as well as the other industry participants, to incur substantial operating costs to comply.  Because we have historically been subject to such costly regulatory compliance, holding other variables constant, we typically do not experience material increases in such compliance costs when comparing year over year results, nor do we anticipate any such material increases.  However, further regulatory changes could accelerate expenditures for closure and post-closure obligations and obligate us to spend sums in addition to those presently reserved for such purposes substantially increasing our operating costs.

We believe that we are in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations.  We do not anticipate any material costs necessary to bring our operations into compliance (although there can be no assurance in this regard).  We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste management industry will continue to increase.  We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

Our operation of landfills subjects us to certain operational, monitoring, site maintenance, closure, post-closure and other obligations which give rise to increased costs for compliance and corrective measures.  In connection with our acquisition and continued operation of existing landfills, we must often spend considerable time, effort and money to obtain permits required to increase the capacity of these landfills.  We cannot definitively predict whether or not we will be able to obtain the governmental approvals necessary to establish new or expand existing landfills.  See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

The principal federal, state and local statutes and regulations that apply to our operations are described below.  Enforcement actions under these statutes may seek civil and/or criminal penalties, as well as injunctive relief in some instances.  All of the federal statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes.  In addition to a penalty award, some of those statutes authorize an award of attorneys’ fees to parties who successfully bring such actions.

The Resource Conservation and Recovery Act of 1976, as amended

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste.  RCRA divides solid waste into two groups, hazardous and non-hazardous.  Wastes are generally classified as hazardous if they either (i) are specifically included on a list of hazardous wastes, or (ii) exhibit certain characteristics defined as hazardous.  Household wastes are specifically designated as non-hazardous.  Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.  Businesses that generate or manage hazardous waste are subject to regulatory obligations above and beyond those imposed on businesses that generate or manage only non-hazardous waste.

The EPA regulations issued under Subtitle C of RCRA impose a comprehensive system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes.  The Subtitle C regulations impose obligations on generators, transporters and disposers of hazardous wastes, and generally require permits that are costly to obtain and maintain for sites where hazardous waste is treated, stored or disposed.  Subtitle C regulatory requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, final closure, post-closure and financial responsibility.  Most states have promulgated regulations modeled on some or all of the Subtitle C regulations.  Some state regulations impose different, additional and more stringent obligations, and may regulate certain materials as hazardous wastes that are not so regulated under the Subtitle C regulations.  We do not transport or dispose of hazardous wastes.

In October 1991, the EPA adopted new Subtitle D regulations governing solid waste landfills.  These regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure, final closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements.  In addition, the Subtitle D regulations require that new landfill sites meet stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep potentially toxic liquids and leachate out of groundwater and that they have extensive collection systems to carry away these liquids for treatment prior to disposal.  Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the collection system.  The Subtitle D regulations also require, where certain thresholds are exceeded, that facility owners or operators control emissions of methane gas generated at landfills in a manner intended to protect human health and the environment.  Each state is required to maintain its landfill regulations to meet these requirements or they will be automatically imposed by the EPA on landfill owners and operators in that state.  Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in the state comply with the Subtitle D regulations.  Various states in which we operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D regulations.  Our landfills are subject to the requirements of the Subtitle D regulations or more stringent state regulations.

RCRA also regulates underground storage of petroleum and other regulated materials.  RCRA requires registration of underground storage tanks, compliance with technical standards for tanks, release detection and reporting and corrective action, among other things.  Certain of our facilities and operations are subject to these requirements.

From time to time, we may incur costs in complying with the foregoing requirements in the ordinary course of our operations.

The Federal Water Pollution Control Act of 1972, as amended

This act, commonly known as the Clean Water Act, regulates the discharge of pollutants into streams and other waters of the United States, from a variety of sources, including solid waste disposal sites.  If runoff from our landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges.  The EPA has expanded the permit program to include stormwater discharges from landfills that receive, or in the past have received, industrial waste.  In addition, if we plan development that may alter or affect wetlands, we may have to obtain a permit and undertake mitigation measures before development may be commenced.  This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some we own, operate or are developing.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended

CERCLA addresses contamination of the environment caused by the release or threatened release of hazardous substances.  CERCLA’s primary mechanism for accomplishing the cleanup of such contamination is to impose strict (i.e.  liability imposed without regard to fault), joint and several liability for cleanup on current owners and operators of the contaminated site, former site owners and operators at the time of disposal, and parties who transported or arranged for disposal of hazardous substances to or at the facility.  The costs of a CERCLA cleanup can be substantial.  Liability under CERCLA can arise from the presence or disposal of even minute amounts of the more than 700 “hazardous substances” listed by the EPA.

The Clean Air Act of 1970, as amended

The Clean Air Act of 1970, as amended, regulates the emission of air pollutants.  The EPA has applied the Clean Air Act to landfills.  In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines for MSW landfills.  These regulations impose limits on air emissions from solid waste landfills.  The emission guidelines propose two sets of emissions standards, one of which is applicable to all MSW landfills for which construction, reconstruction or modification was commenced before May 30, 1991.  The other applies to all MSW landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991.  The emission guidelines may be implemented by the states.  These guidelines, combined with the permitting programs established under the Clean Air Act Amendments of 1990, potentially subject solid waste landfills to significant permitting requirements and, in some instances, require installation of costly methane gas recovery systems.

The Occupational Safety and Health Act of 1970, as amended

The Occupational Safety and Health Act of 1970, as amended, or OSHA, established certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record-keeping, disclosure and procedural requirements.  Various standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.

Future Legislation

In the future, our collection, transfer and landfill operations may also be affected by legislation that was proposed in the U.S.  Congress governing interstate shipments of waste.  This type of proposed federal legislation could prohibit or limit the disposal of out-of-state waste under certain circumstances.  In the past, proposed legislation would have required states, under certain circumstances, to reduce the amounts of waste exported to other states.  If this or similar legislation is enacted, our ability to accept out-of-state waste could be limited or eliminated, and any of our landfills that receives a significant portion of waste originating from out-of-state could be materially adversely affected.  Our collection, transfer and landfill operations may also be affected by “flow control” legislation.  Certain states and local governments may enact laws or ordinances directing waste generated within their jurisdiction to a specific facility for disposal or processing.  If this or similar legislation is enacted, state or local governments could act to limit or prohibit disposal or processing of waste in our transfer stations or landfills.

Other Flow Control/Interstate Waste Restrictions

Certain permits and approvals, as well as certain state and local regulations, may require a landfill or transfer station to limit the waste it accepts to waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste.  These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce.  These types of actions could adversely affect our landfills.  These restrictions could also result in higher disposal costs for our collection operations.

Certain state and local jurisdictions may also seek to enforce flow control restrictions through local legislation or contractually.  In certain cases, we may elect not to challenge the restrictions.  These restrictions could reduce the volume of waste going to landfills in certain areas, which may adversely affect our ability to operate our landfills at their full capacity and/or reduce the prices that we can charge for landfill disposal services.  These restrictions may also result in higher disposal costs for our collection operations.

State and Local Regulations

General.  Each state where we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure, final closure and post-closure maintenance of landfills and transfer stations.  State and local permits and approvals for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies.  In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA.  These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages caused by contamination.  Some even provide for the imposition of liens on property owned by responsible parties.  Some of those liens may take priority over previously filed instruments.  Furthermore, many municipalities also have local ordinances, laws and regulations affecting our operations.  These include land use and health measures that:

•                                          limit solid waste management activities to specified sites or conduct;

•                                          include flow control provisions that direct the delivery of solid wastes to specific facilities or to facilities in specific areas;

•                                          include laws that grant the right to establish exclusive municipal contracts for collection services and then put out for bid the right to provide collection services; and

•                                          ban or restrict the movement of solid wastes into a municipality.

Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, and/or specify the types of waste that may be accepted at the landfill.  Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

The increasing trend at the state and local level has been to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, including yard wastes, leaves and tires in landfills.  If regulations reducing the volume and types of wastes available for transport to and disposal in landfills are enacted, we could be prevented from operating our facilities at their full capacity.

Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations.  For example, in some states, RCRA, OSHA, parts of the Clean Air Act and parts of the Clean Water Act are implemented by local or state authorities instead of by the EPA, and in some states those laws are implemented jointly by federal, state or local authorities.

Some states and local authorities have adopted or proposed laws and regulations that would impose fees on waste disposed of at landfills.  For example, new legislation was recently enacted in Pennsylvania that, effective as of July 9, 2002, imposes an additional disposal fee of $4.00 per ton on all solid waste disposed at MSW landfills in Pennsylvania, raising the total disposal fees assessed under state law to MSW landfill operators to $7.25 per ton.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue.”  Similarly, Virginia has considered legislation that would impose a fee of an additional $5 on each ton of waste disposed of at landfills in that state.  Other proposed laws and regulations would impose an annual fee on collection vehicles doing business in the applicable jurisdiction.  If these laws or regulations are adopted in jurisdictions where we operate landfills or collection vehicles, our operations and profitability could be negatively affected.

New York City.  The New York City Trade Waste Commission regulates and licenses our solid waste operations in New York City.  In 1996, the New York City Council enacted Local Law 42 to regulate the waste hauling industry within the City of New York.  Local Law 42 created the New York City Trade Waste Commission and established rules for licensing and regulating the operations of the private collection industry in New York City.  The law prohibits the collection, disposal or transfer of commercial and industrial waste without a license issued by the Trade Waste Commission and requires Trade Waste Commission approval of all acquisitions or other business combinations in New York City proposed by all licensees.  The Trade Waste Commission issued a license to us for our New York City collection operations on December 1, 1997.  A licensee generally must submit for review by the Trade Waste Commission each acquisition, sale or merger transaction 120 days before the transaction takes effect, although the amount of time required for review depends on the complexity of the transaction and the need by the Trade Waste Commission to investigate the background of the principals involved.

The Trade Waste Commission also sets maximum rates for the industry and establishes operational requirements.  In May 1997, the Trade Waste Commission lowered the maximum collection rates that licensed companies may charge.  The Trade Waste Commission has placed a maximum limitation of $12.20 per loose yard on the fees a hauler can charge to a commercial customer for waste collection services.  Disposal facilities in and around New York City charge by the ton.  Based on the weight of certain customers’ loose yardage it is not economical for us to service heavy weighted customers.  Accordingly, our New York City collection business focuses on customers that have loose garbage that is lighter and on those customers that have a large paper recycling component, which enables us to reduce our cost of disposal.

Recycling

Another of the EPA’s objectives is to reduce the industry’s reliance on landfills by promoting source reduction and recycling.  In 1989, the EPA set a national goal of recycling 25% of the waste stream by 1992 and 40% by 1996.  Although this goal was not achieved, significant changes in the level of recycling have occurred.  According to the EPA, in 1998, the MSW recycling rate was 28.2%.  The EPA’s current recycling goal is 35% by 2005.

Recycling, now mandated by most states, has received much attention over the past few years in response to a perceived shortage of landfill space and increased disposal fees at landfills.  Of equal importance has been the public’s perception that recycling is a socially desirable goal, regardless of cost.  Items targeted most often for recycling include aluminum, metal cans, glass, plastics, newspapers and yard waste.  Many municipal waste collection and disposal contracts now require that the collection and handling of recyclables also be provided by the hauler.

Recycling activities do not reduce the amount of waste generated.  Rather, recycling divides existing trash between recyclables and unrecyclable trash that will be disposed of at a landfill or an incinerator.  Haulers are usually compensated for recycling collection activities by a municipality with a fixed monthly collection charge per residence and the sale proceeds from the recycled material.  The volatility of commodity prices for recycled goods has an effect on profit margins for recycling operations.

While a portion of the commercial, industrial and residential waste is now recycled industry-wide, the growth of recycling has slowed recently and its future remains uncertain.  The detrimental economic effects of recycling often outweigh the perceived social benefits.  The imposition of recycling programs increases the costs to municipalities and consumers alike.  Much of the projected growth for recycling will depend upon new government regulations which could mandate that industries utilize more recycled products in their manufacturing process.

Item 2.  Properties.

As of December 31, 2002, we operated 36 collection operations, 22 transfer stations, 13 landfills and seven recycling facilities in our two regions.  As of such date, we also had two landfills under construction, each of which we anticipate opening in mid-2003.  For more information, see Item 1. “Business—Operations.”

We lease various offices and facilities, including our principal executive offices in Haltom City, Texas and our regional executive offices in Bayonne, New Jersey.

We own more than 675 waste collection vehicles and 150 support vehicles.  We also own various other equipment, including, carts, containers, commercial compactors and more than 130 pieces of heavy equipment used at our landfills, transfer stations, and recycling facilities.  We believe that our existing facilities and equipment are generally adequate for our current operations.  Substantially all of our assets secure our obligations under our senior credit facility.

Item 3.  Legal Proceedings.

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business.  Management does not believe that any of the litigations or proceedings in which we are currently involved, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for any class of equity securities of the Company.

As of March 15, 2003, there were eight record holders of our Class A voting common stock and 17 record holders of our Class B non-voting common stock.

Dividend Policy

We have not paid cash dividends on either our Class A voting common stock or Class B non-voting common stock and do not anticipate paying any such dividends in the foreseeable future.  We are currently prohibited by the terms of our loan agreements from paying cash dividends.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

We set forth below our selected historical consolidated financial data.  The information in the following table is qualified by reference to, and should be read in conjunction with, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected historical statement of operations data and cash flow data for the years ended December 31, 2000, 2001 and 2002 and the selected historical balance sheet data at December 31, 2001 and 2002 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected historical statement of operations data and cash flow data for the years ended December 31, 1998 and 1999 and the selected historical balance sheet data at December 31, 1998, 1999 and 2000 set forth below have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements regarding acquisitions occurring in 2000, 2001 and 2002 which affect the comparability of the financial information presented.

1998	1999	2000	2001	2002
(dollars in thousands)

Statement of Operations Data:
Services revenue	$48,800	$110,115	$139,634	$185,690	$212,941
Costs and expenses:
Operating	35,003	79,807	90,560	119,816	139,641
General and administrative	7,332	19,084	18,543	24,063	25,537
Start-up and integration	1,775	—	—	—	—
Depreciation, depletion and amortization	5,749	15,007	20,087	25,722	27,849
Total costs and expenses	49,859	113,898	129,190	169,601	193,027
Income (loss) from operations	(1,059)	(3,783)	10,444	16,089	19,914
Interest expense, net	(2,590)	(7,905)	(11,142)	(12,961)	(14,067)
Loss on termination of interest rate swaps	—	—	—	—	(826)
Loss on extinguishment of debt	—	—	—	—	(586)
Other income (expense), net	(208)	1,705	(186)	(178)	(103)
Income (loss) before income taxes	(3,857)	(9,983)	(884)	2,950	4,332
Income tax expense	—	(83)	(171)	(703)	(3,726)
Net income (loss)	$(3,857)	$(10,066)	$(1,055)	$2,247	$606

	At December 31,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,811	$2,048	$5,073	$2,171	$2,590
Working capital	395	11,184	3,828	(158)	469
Property and equipment, net	42,211	133,170	175,094	198,521	241,870
Goodwill, net	64,659	84,215	106,224	107,656	128,409
Other intangible assets, net	9,182	14,733	14,107	15,576	22,666
Total assets	136,432	259,254	324,239	354,308	430,852
Long-term debt (including current portion)	33,847	107,518	161,849	130,351	198,571
Redeemable preferred stock	64,367	121,575	131,395	195,272	213,350
Stockholders’ equity (deficit)	16,786	3,019	(7,860)	(18,353)	(36,224)

	1998	1999	2000	2001	2002
	(dollars in thousands)
Other Financial Data:
Cash provided by (used in) operating activities	$(79)	$(16,855)	$24,588	$28,803	$30,624
Cash used in investing activities	(89,683)	(101,409)	(76,035)	(48,642)	(88,111)
Cash provided by (used in) financing activities	89,734	118,501	54,471	16,938	57,905
EBITDA(1)	$4,482	$12,929	$30,345	$41,633	$47,660
EBITDA margin(2)	9.2%	11.7%	21.7%	22.4%	22.4%
Adjusted EBITDA(3)	$4,482	$12,929	$30,345	$43,203	$48,640
Adjusted EBITDA margin(4)	9.2%	11.7%	21.7%	23.3%	22.8%

(1)               EBITDA represents earnings before interest (including a non-cash loss on extinguishment of debt and loss on termination of interest rate swaps), income taxes, depreciation, depletion and amortization.  The following table shows how we derive EBITDA:

	1998	1999	2000	2001	2002
	(in thousands)

Net income (loss)	$(3,857)	$(10,066)	$(1,055)	$2,247	$606
Interest expense, net	2,590	7,905	11,142	12,961	14,067
Loss on extinguishment of debt	—	—	—	—	586
Loss on termination of interest rate swaps	—	—	—	—	826
Income tax expense	—	83	171	703	3,726
Depreciation, depletion and amortization	5,749	15,007	20,087	25,722	27,849
EBITDA	$4,482	$12,929	$30,345	$41,633	$47,660

(1)           EBITDA is not a measure of operating income, operating performance or liquidity under GAAP.  We present EBITDA because we understand it is used by some investors to determine a company’s historical ability to service and incur debt and fund ongoing capital expenditures and because certain covenants in our senior credit facility are tied to a substantially similar measure (which permits us to add back certain additional amounts to net income (loss)).  Nevertheless, EBITDA should not be considered in isolation or as a substitute for operating income (as determined in accordance with GAAP) as an indicator of our operating performance, or of cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.  In addition, because EBITDA is not calculated identically by all companies, our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies.  See our consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(2)                                  EBITDA margin represents EBITDA expressed as a percentage of revenue.

(3)                                  Adjusted EBITDA represents EBITDA before non-cash charges of $1.2 million in 2001 and $828,000 in 2002 incurred to write off costs related to certain landfill and transfer station development projects, non-cash charges of $370,000 in 2001 primarily related to accounting and legal fees incurred in connection with an aborted equity and debt transaction conducted in late 2000 and in 2001 and a non-cash charge of $152,000 in 2002 primarily related to legal, engineering and other professional fees incurred in connection with aborted acquisitions.  We believe disclosing adjusted EBITDA helps investors more meaningfully evaluate our ability to service debt.  However, we urge investors to carefully review the GAAP financial information included in this Annual Report on Form 10-K.  The following table shows how we derive adjusted EBITDA:

	2001	2002
EBITDA	$41,633	$47,660
Adjustments to EBITDA:
Landfill and transfer station development projects	1,200	828
Aborted financing transaction	370	—
Aborted acquisitions	—	152
Adjusted EBITDA	$43,203	$48,640

(4)                                  Adjusted EBITDA margin represents adjusted EBITDA expressed as a percentage of revenue.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  Some of the statements in the following discussion are forward-looking statements and, accordingly, are subject to risks and uncertainties discussed below under “—Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission, which could cause actual results to differ materially from those currently anticipated.

General

We are one of the leading regional, non-hazardous solid waste management companies in the United States.  We provide collection, transfer, disposal and recycling services in two geographic regions: our South Region, consisting of Texas, Louisiana, Oklahoma, Arkansas and Missouri; and our Northeast Region, consisting of New York, New Jersey, Pennsylvania and Maryland.  We are the tenth largest, and the third largest privately-held, service provider in the approximately $43 billion non-hazardous solid waste management industry in the United States.

Critical Accounting Policies

The following is a discussion of accounting policies applicable to areas where, in preparing our consolidated financial statements, we apply significant judgments and estimates that are inherently uncertain and that affect the reported amounts in such consolidated financial statements:

Landfill Life Cycle Accounting.  We use life cycle accounting and the units-of-consumption method to recognize certain landfill costs.  In life cycle accounting, all costs to acquire, construct and close a site and to maintain the site during the post-closure period are capitalized or accrued and charged to expense based on the consumption of cubic yards of available airspace (sometimes referred to as disposal capacity).  Costs and airspace estimates are developed annually by independent engineers together with our engineers.  These estimates are used by our operating and accounting personnel to annually adjust our rates used to expense capitalized costs and accrue closure and post-closure costs.  These estimates do not take into account discounts for the present value of total estimated costs.  Major changes in the costs or airspace estimates could significantly affect our depletion and closure, final closure and post-closure expenses.

We revise our estimates of remaining airspace to be consumed, total construction and other development costs and closure and post-closure costs annually in the ordinary course of our business when we receive updated information related to such airspace and costs.  Historically, the only material changes we have made to prior remaining airspace, total construction and other development costs and closure and post-closure costs estimates resulted from our inclusion of additional remaining airspace related to landfill expansions that had not yet received final approval from the applicable regulatory agencies but met the criteria outlined below and were deemed probable to be permitted where such additional capacity had not been previously included or resulted from our annual update of the above costs and remaining airspace estimates related to newly-acquired landfills.  At the time of the acquisition of a new landfill, we typically initially use the existing estimates of the acquired landfill.

As of December 31, 2002, we estimated total future construction and other development costs for our then existing landfills to be $394.6 million over their then estimated remaining operating lives.  This amount includes approximately $100.9 million related to future landfill capping events which, under

SFAS No. 143, effective as of January 1, 2003, will be accounted for as asset retirement obligations.  Actual future costs of construction materials and third party labor could differ from the costs we have estimated and changes in legislative or regulatory requirements may cause changes in the landfill permitting process or landfill design and development.  Evaluations of new facts and circumstances relating to site permit and design criteria or development costs could also result in revisions to our cost estimates.  Changes in our construction and other development cost estimates are reflected prospectively in the landfill depletion rates that are updated annually.

The following tables reflect airspace activity for our landfills during the periods indicated:

	Balance as of December 31, 1999	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2000
Permitted airspace:
Cubic yards (in thousands)	45,060		13,671		(1,578)	(851)	56,302
Number of sites	5		4				9
Expansion airspace:
Cubic yards (in thousands)	16,170		18,570			11,789	46,529
Number of sites	2		3				5

Total available disposable capacity:
Cubic yards (in thousands)	61,230	—	32,241	—	(1,578)	10,938	102,831
Number of sites	5		4				9

	Balance as of December 31, 2000	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2001
Permitted airspace:
Cubic yards (in thousands)	56,302		407	8,000	(2,432)	768	63,045
Number of sites	9		1				10
Expansion airspace:
Cubic yards (in thousands)	46,529	9,200	9,434			11,853	77,016
Number of sites	5	1	1				7
Total available disposable capacity:
Cubic yards (in thousands)	102,831	9,200	9,841	8,000	(2,432)	12,621	140,061
Number of sites	9		1				10

	Balance as of December 31, 2001	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2002
Permitted airspace:
Cubic yards (in thousands)	63,045		27,091	9,200	(2,787)	4,310	100,859
Number of sites	10		4				14
Expansion airspace:
Cubic yards (in thousands)	77,016		10,363	(9,200)		(794)	77,385
Number of sites	7		2	(1)			8
Total available disposable capacity:
Cubic yards (in thousands)	140,061	—	37,454	—	(2,787)	3,516	178,244
Number of sites	10		4				14	(1)

(1)          Excludes one landfill operated by us at which, pursuant to the terms of the applicable operating contract, we are not responsible for the construction, closure and post-closure costs (and, as a result, for which we do not prepare engineering estimates).

As of December 31, 2002, we estimated total future payments for closure and post-closure obligations for our then existing landfills to be approximately $40.1 million.  This amount does not include approximately $100.9 million related to future landfill capping events which, under SFAS No. 143, effective as of January 1, 2003, will be accounted for as asset retirement obligations.  The post-closure period during which we are required to maintain and monitor our landfills usually extends for 30 years for MSW landfills and five years for C&D landfills.  Changes in legislative or regulatory requirements, including changes in capping or monitoring requirements, types and quantities of materials used or length of post-closure care could cause changes in our closure and post-closure costs.  Changes in our closure and post-closure cost estimates are reflected prospectively in the closure and post-closure accrual rates that are updated annually for our operating landfills but are recorded immediately for our closed landfills.

Our accruals for landfill final closure and post-closure costs were $10.9 million as of December 31, 2002, $10.4 million as of December 31, 2001 and $9.4 million as of December 31, 2000.  The net increase of $463,000 from December 31, 2001 to December 31, 2002 resulted from accruals of $358,000 based on the consumption of disposal capacity at our landfills during 2002 and $147,000 based on the historical consumption of disposal capacity at landfills we acquired in 2002 during the periods prior to such acquisitions, offset by actual cash expenditures against these accruals during 2002 of $42,000.  The net increase of $1.0 million from December 31, 2000 to December 31, 2001 resulted from accruals of $466,000 based on the consumption of disposal capacity at our landfills during 2001 and $565,000 based on the historical consumption of disposal capacity at landfills we acquired in 2001 during the periods prior to such acquisitions, offset by actual cash expenditures against these accruals during 2001 of $81,000.

Landfill depletion rates are influenced by our original cost basis for the landfill, including acquisition costs.  Landfills acquired with other assets in business acquisitions are valued at the time of acquisition based upon market value and the purchase price is allocated accordingly.  Landfill depletion rates are also influenced by site specific engineering and other cost factors and estimates of remaining disposal capacity at our landfills.  Closure and post-closure accrual rates are influenced by our closure and post-closure cost estimates and our estimates of remaining disposal capacity at our landfills.  In addition, when we acquire a new landfill, our then current average landfill depletion rate per ton and closure and post-closure accrual rate per ton will likely be altered based on the acquisition cost for the landfill and our estimates of total construction and other development costs, closure and post-closure costs and remaining airspace available to be consumed with respect to such landfill.

The following table summarizes, for the periods indicated, information related to our average depletion rate per cubic yard and average final closure and post-closure accrual rate per cubic yard:

	2000	2001	2002(1)
	(in thousands, except number of landfills and per cubic yard data)
Number of landfills	9	10	14
Total available disposal capacity (in cubic yards)	102,831	140,061	178,244
Capitalized landfill costs, net	$97,932	$112,589	$130,519
Estimated future landfill development costs	$200,123	$235,100	$394,577
Estimated total landfill development costs	$298,055	$347,689	$525,096
Average depletion rate per cubic yard	$2.898	$2.482	$2.946
Estimated future final closure/post-closure costs, net	$24,683	$28,255	$40,144
Average final closure and post-closure accrual rate per cubic yard	$0.240	$0.202	$0.225

(1)        Excludes one landfill operated by us at which, pursuant to the terms of the applicable operating contract, we are not responsible for the construction, closure and post-closure costs (and, as a result, for which we do not prepare engineering estimates).

The period-to-period increases in our estimated total landfill development costs resulted primarily from our investment in new landfills during the applicable periods and the estimated future landfill development costs related to such new landfills.  In addition, during 2001 and 2002, we included development costs with respect to new landfill expansions.  The period-to-period increases in our estimated future final closure and post-closure costs resulted primarily from the current and future liabilities we assumed in connection with our investments in new landfills.  In addition, during 2001 and 2002, we included final closure and post-closure obligations for new landfill expansions.  Our estimates for future landfill development costs and future final closure and post-closure costs historically have not been discounted for their present value.  As of January 1, 2003, upon our adoption of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations,” our practice has changed.  See “—Recent Accounting Announcements.”

Probable to be Permitted Airspace at a Landfill.  We include in our calculation of total available landfill airspace expansion areas that have not yet received final approval from regulatory agencies but that, in our determination, are probable to be permitted.  We have developed the following five criteria which generally must be met before airspace included in an expansion area is determined as probable to be permitted and, therefore, included in our calculation of total available disposal capacity:

•                                          the land associated with the expansion airspace is either owned by us or controlled by us pursuant to an option agreement;

•                                          we are committed to supporting the expansion project financially and with appropriate resources;

•                                          there are no identified fatal flaws or impediments associated with the project, including political impediments;

•                                          the expansion is attainable within a three to five year time frame; and

•                                          progress is being made on the project.

When our landfill expansion projects meet these criteria, we adjust the rates used for each applicable landfill to expense costs to acquire, construct and close a site and to maintain the site during the post-closure period to include probable to be permitted airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.  Once a landfill meets these expansion criteria, our management continually monitors each site’s progress in obtaining the expansion permit.  If, at any point, we determine that an expansion area no longer meets the required criteria, the probable to be permitted airspace is removed from the landfill’s total available capacity, the additional costs to be capitalized or accrued associated with the expansion airspace are removed from the expense calculation and the rates used at the landfill to expense costs to acquire, construct and close a site and to maintain the site during the post-closure period are adjusted accordingly.  In addition, if we remove previously included expansion airspace, the landfill’s future operations will typically reflect lower profitability due to higher depletion rates, final closure and post-closure accrual rates and expenses related to such removal.  The landfill may also become subject to impairment, which could be material to our results of operations during any individual reporting period.  In any of these scenarios, our depletion and closure, final closure and post-closure expenses could change significantly.

Useful Lives.  Property and equipment are recorded at cost.  Depreciation and amortization expense is provided over the estimated useful lives of the applicable assets using the straight-line method.  Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets which generally range from three to five years for furniture, fixtures and computer equipment; five to ten years for containers, compactors, trucks and collection equipment; and ten to 40 years for buildings and improvements.  We assume no salvage value for our depreciable property and equipment.  Our estimates regarding the useful lives of our depreciable assets are based on our judgment.  Accordingly, actual useful lives could differ from our estimates.

Capitalized Interest.  We capitalize interest on landfill cell construction projects and other construction projects in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalizing too much or too little interest expense could lead to a misstatement of interest expense in our statements of operations.  In order to minimize this risk, construction projects must meet the following criteria before interest is capitalized: (a) total construction cost must be $100,000 or greater; (b) the construction phase must last a month or longer; and (c) the assets must have a useful life of three years or longer.

Revenue and Accounts Receivable.  Our revenue consists primarily of collection fees from various customer types, and transfer and landfill disposal fees charged to third parties.  Advance billings are recorded as deferred revenue.  Our revenue is recognized over the period in which services are provided.  Reserves for accounts receivable are provided when a receivable is believed to be uncollectible or generally when a receivable is in excess of 90-120 days old.  Establishing reserves against specific accounts receivable and the overall adequacy of our accounts receivable reserve is a matter of professional judgment.  If our judgment and estimates concerning the adequacy of our reserves for accounts receivable are incorrect, our bad debt expense would change.

Asset Impairment.  We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of our property and equipment and amortizable intangible assets or whether the remaining balance of these assets should be evaluated for possible impairment.  We use an estimate of the undiscounted cash flow over the remaining life of the assets in assessing their recoverability.  We measure impairment loss as the amount of the asset, as carried on our books, that exceeds the fair value of the asset.  Our estimates of the future cash flows are based on our judgment.  Accordingly, we could designate certain assets as impaired that are not impaired or fail to identify certain impaired assets.

Derivatives.  We periodically use derivatives to limit our exposure to fluctuations in interest rates and limit our exposure to changes in the fair value of our fixed-rate debt due to fluctuations in interest rates.  These derivatives have been accounted for in accordance with SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The hedging relationships we have developed are, in our judgment, either 100% effective or highly effective and have been determined by us to meet the criteria for hedge accounting.  If these relationships are determined to be other than 100% or highly effective, or if they no longer meet the criteria for hedge accounting, our results of operations could change.

Sources of Revenue

Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services.  We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners’ associations, or subscription arrangements with homeowners.  We estimate that more than 30% of our South Region’s revenue was generated from 256 municipal contracts during 2002.  Our contracts with the City of New York represented in the aggregate approximately 34% of our Northeast Region’s, and approximately 14% of our overall, revenue in 2002.  Contracts with municipalities provide relatively consistent cash flow during the terms of the contracts.  Our municipal contracts generally last from three to five years and usually have renewal options.  Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term.  These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal and subsequently on a bid or negotiated renewal basis.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.  Our collection business also generates revenue from the sale of recyclable commodities.  These recyclables when collected are either delivered to a sorting facility operated by us or a third party facility.

We typically determine the prices for our collection services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposing or processing, and prices charged by competitors for similar services.  The terms of our contracts sometimes limit our ability to pass on cost increases.  Long-term solid waste collection contracts typically contain a formula, normally based on the consumer price index, which automatically adjusts fees to cover increases in some, but not all of our operating costs.

We charge transfer station and landfill customers a “tipping fee” either on a per-ton or per-yard basis for disposing of their MSW, C&D waste or both at the transfer stations and landfills we operate.  We generally base our transfer station “tipping fees” on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.  We generally base our landfill “tipping fees” on market factors and the type and weight or volume of the waste deposited and the type and size of the vehicles used in the transportation of the waste.

Many of our landfills are assessed state, county or local community fees based on the volume of tons or yards disposed of during a defined period, usually either monthly or quarterly.  The types and amounts of fees charged can vary widely but typically a state fee is uniformly charged to all landfills within a state.  We report our revenue net of all these fees.

New legislation was recently enacted in Pennsylvania that, effective as of July 9, 2002, imposes an additional disposal fee of $4.00 per ton on all solid waste disposed of at MSW landfills in Pennsylvania, raising the total disposal fees assessed under state law to MSW landfill operators to $7.25 per ton.  Landfill operators are authorized to pass through the new fee as a surcharge on any fee schedule established by law or contract.  Similarly, transporters and transfer stations are authorized to pass the new fee through as a surcharge to the generators of such MSW.  We passed through the new fee by increasing the fees we charge at our Pennsylvania landfills, New York City transfer stations and New York City and Pennsylvania collection operations.  Accordingly, we do not expect the new fee to have a significant effect on our operating income.

The City of New York has placed a maximum limitation of $12.20 per loose yard on the fees a hauler can charge to a commercial customer for waste collection services.  The disposal facilities in and around New York City charge by the ton.  Based on the weight of certain customers’ loose yardage, it is not economical for us to service heavy weighted customers.  Accordingly, our New York City collection business focuses on customers that have loose garbage that is lighter and on those customers that have a large paper recycling component, which enables us to reduce our cost of disposal.

New York City recently announced changes to update its Solid Waste Management Plan, in which it plans to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day.  New York City intends to implement these changes by retrofitting and repermitting these marine transfer stations by 2008 so that the stations can containerize the City’s residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.  In addition, the New York City Department of Sanitation recently completed a solicitation of bids for the disposal of up to 4,000 tons of MSW per day that the City collects in Brooklyn.  The waste covered by the solicitation of bids includes the waste currently covered by our existing contracts with the City as well as a larger, existing contract between the City and Waste Management.  We submitted bids to transfer and dispose up to an aggregate of 1,500 tons of the waste covered by the solicitation of bids.  Upon the expiration of our current contracts in September 2003, the City will be in a position to, at its option, accept a bid or bids from one or more of our competitors, accept our bid and enter into a new contract with us or reject all or any portion of our bids and choose to exercise one or both of its one-year extension options on our current contracts.  Although only one competing bid, which covers 2,800 tons of waste, included a bid price lower than ours, we cannot predict whether we will be successful in all or any portion of our bids, or what effect the bids submitted by us and our competitors will have on our existing contracts or the City’s options to renew those contracts.  See “—Risk Factors—Customer Concentration—The loss of the City of New York as a customer could have a significant adverse effect on our business and operations.”

The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	2000	2001	2002

Collection	69.8%	66.5%	67.2%
Transfer	17.5	23.0	22.4
Disposal	6.9	7.0	6.8
Recycling	4.7	3.0	3.0
Other	1.1	0.5	0.6
Total	100.0%	100.0%	100.0%

Cost Structure

Our cost of operations include labor, fuel, equipment maintenance and “tipping fees” paid to third-party disposal facilities, workers’ compensation and vehicle insurance, third-party transportation expenses, and closure, final closure and post-closure landfill accruals.  We monitor the fluctuation in fuel prices and, from time to time, if this cost increases at a higher rate than inflation, we generally pass the additional cost on to our customers.  Our business strategy is to develop vertically integrated operations to internalize the waste that we handle and thus realize higher margins from our operations.  By disposing of waste at our operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills.  We currently internalize approximately 40% of the solid waste that we handle and deliver the rest to third-party disposal facilities.  If the operators of third-party landfills increase their “tipping fees,” we would seek to pass along these increases to our customers, but if we are unable to do so, our profitability would be affected.  If these operators discontinue their arrangements with us and we cannot find alternative disposal sites with favorable arrangements, our costs of disposal may rise.  Also, our failure to obtain the required permits to establish new landfills and transfer stations or expand our existing landfills and transfer stations could hinder our business strategy to develop vertically integrated operations, particularly in our Northeast Region where we are currently seeking to expand the three and one-half month estimated remaining operating life, based on current volumes, of our Bethlehem landfill.  Failure to expand capacity could lead to decreased profitability as a result of the increased “tipping fees” we would have to pay to third-party landfills.

We operate 22 transfer stations which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain volume discounts on disposal rates.  We have a limited number of municipal contractual obligations that require us to deliver waste collected under the contracts to a designated disposal facility.

General and administrative expenses include management, clerical and administrative compensation and overhead costs associated with our marketing and sales force, professional services and community relations expenses.

Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs using life cycle accounting and the units-of-consumption method and amortization of goodwill and other intangible assets using the straight-line method.  Goodwill amortization includes the amortization of costs paid in excess of the fair value of net assets acquired prior to July 1, 2001 in business combinations accounted for as purchases.  In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets, including non-competition covenants and certain contracts that are determinable both in terms of size and life.  We determine the value of the intangible assets other than goodwill by considering, among other things, the present value of the cash flows associated with those assets.  Beginning January 1, 2002, we have no longer amortized any goodwill in accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Also in accordance with SFAS No. 142, we have recorded no amortization for goodwill acquired subsequent to June 30, 2001.  Goodwill resulting from acquisitions completed prior to July 1, 2001 was amortized on a straight-line basis over the period of the then expected benefit of up to 40 years.  See “—Recent Accounting Pronouncements.”

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses.  We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them.  We charge against net income any unamortized capitalized expenditures and advances, net of any portion that we believe we may recover, through sale or otherwise, that relates to any operation that is permanently shut down and any pending acquisition or landfill development project that is not expected to be completed.  We routinely evaluate all capitalized costs and expense those related to projects that we believe are not likely to be completed.

We accrue for estimated landfill closure, final closure and post-closure maintenance costs based on engineering estimates.  These estimates do not take into account discounts for the present value of total estimated costs.  We will have additional material financial obligations relating to closure, final closure and post-closure costs for any disposal facilities we may operate in the future.  In such cases, we will accrue for those obligations over the useful life of any such disposal facility, based on engineering estimates and the units-of-consumption method.

We periodically evaluate the value and future benefits of our goodwill and other intangible assets. For other intangible assets, we assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures.  Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related intangible assets would be less than the carrying amount of the intangible assets.  As of December 31, 2002, there were no adjustments to the carrying amounts of other intangibles resulting from these evaluations.  We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.  We performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002 and incurred no impairment of goodwill upon the initial adoption of SFAS No. 142.  We also performed our annual impairment test during 2002 and incurred no impairment.  As of December 31, 2002, goodwill and other intangible assets represented approximately 35.1% of total assets, 70.8% of redeemable preferred stock and 85.3% of the sum of our redeemable preferred stock and stockholders’ equity (deficit).

Seasonality

Seasonality and weather can temporarily affect some of our revenue and expenses.  We generally experience lower C&D waste volumes during the winter months when the construction industry slows down.  Frequent and/or heavy snow and ice storms can affect the productivity of our operations.  In our South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 - 90 day time period can put additional stress on the construction industry, lowering the volumes of waste we handle.  For example, inclement weather in our South Region during the fourth quarter of 2002 and the first two months of 2003 resulted in a reduction in the volumes of waste we handled during such periods. Significantly below normal rainfall can lead to higher levels of construction activity, increasing our volumes.

Impact of Inflation

To date, inflation has not significantly affected our operations.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill “tipping fees” and, in some cases, fuel costs.  Therefore, we believe that we would be able to increase prices to offset many cost increases that result from inflation.  However, competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation.

Acquisitions

Our integration plan for acquisitions contemplates certain cost savings, including through the elimination of duplicative personnel and facilities.  Unforeseen factors may offset the estimated cost savings or other components of our integration plan, in whole or in part and, as a result, we may not realize any cost savings or other benefits from future acquisitions, and we may experience a net increase in costs.

In accordance with generally accepted accounting principles, we capitalize some expenditures and advances relating to pending acquisitions.  For any pending acquisition that is not consummated, we charge any such expenditures and advances against earnings.  Therefore, we may incur charges against earnings in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

All of our acquisitions were accounted for as purchases and, accordingly, only the operations of acquired companies since the acquisition dates are included in our consolidated financial statements.  These acquisitions were financed through a combination of funds borrowed under our senior credit facility and proceeds from private offerings of our equity securities.  We expect to be able to finance any future acquisitions with cash provided from operations, borrowings under our senior credit facility, debt or equity offerings, or some combination of the foregoing.

2002.  During 2002, we acquired the assets of 17 solid waste management companies as well as real estate associated with landfill expansions for an aggregate purchase price of $47.3 million, consisting of cash and liabilities assumed.

2001.  During 2001, we acquired the assets of 16 solid waste management companies for an aggregate purchase price of approximately $12.1 million, consisting of cash and liabilities assumed.

2000.  In November 2000, we purchased substantially all of the assets of Omega One Company and Omega One Waste, LLC and certain assets from Waste Management, Inc.  The aggregate purchase price of the combined transaction consisted of approximately $38.6 million in cash and liabilities assumed.  Assets acquired from the Omega entities included three collection operations in Louisiana.  Assets acquired from Waste Management included one collection operation, one transfer station and the operating agreements for two MSW landfills, all of which are in Louisiana.

Additionally, in 2000, we acquired the assets of nine other solid waste management companies in a series of unrelated transactions.  The aggregate purchase price was approximately $11.4 million, consisting of cash and liabilities assumed.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	2000		2001		2002
	$	%	$	%	$	%

South Region	76,553	54.8	106,807	57.5	128,334	60.3
Northeast Region	63,081	45.2	78,883	42.5	84,607	39.7
Services revenue	139,634	100.0	185,690	100.0	212,941	100.0
Operating expense	90,560	64.9	119,816	64.5	139,641	65.6
General and administrative	18,543	13.3	24,063	13.0	25,537	12.0
Depreciation, depletion and amortization	20,087	14.4	25,722	13.9	27,849	13.1
Income (loss) from operations	10,444	7.5	16,089	8.7	19,914	9.4
Interest expense, net	(11,142)	(8.0)	(12,961)	(7.0)	(14,067)	(6.6)
Loss on termination of interest rate swaps	—	—	—	—	(826)	(0.4)
Loss on extinguishment of debt	—	—	—	—	(586)	(0.3)
Other income (expense), net	(186)	(0.1)	(178)	(0.1)	(103)	(0.0)
Income tax expense	(171)	(0.1)	(703)	(0.4)	(3,726)	(1.7)
Net income (loss)	(1,055)	(0.8)	2,247	1.2	606	0.3

2002 Compared With 2001

Revenue.  Our revenue increased by $27.2 million, or 14.7%, to $212.9 million during 2002 from $185.7 million during 2001.  During 2002, acquisitions completed since January 2001 accounted for using the purchase method of accounting, contributed $13.5 million, or 7.3%, to the increase in our revenue from 2001.  Excluding our incremental revenue from acquisitions, our revenue increased by $13.7 million, or 7.4%.  During 2002, our new business, from both new municipal contracts and increased sales from existing operations, contributed 3.8% of such increases, while selective price increases contributed 3.6%.  In our South Region, our revenue increased by $21.5 million, or 20.2%, to $128.3 million during 2002 from $106.8 million during 2001.  In our Northeast Region, our revenue increased by $5.7 million, or 7.3%, to $84.6 million during 2002 from $78.9 million during 2001.

Operating Expenses.  Our operating expenses increased by $19.8 million, or 16.5%, to $139.6 million during 2002 from $119.8 million during 2001.  Operating expenses as a percentage of our revenue increased by 1.1% to 65.6% during 2002 from 64.5% 2001.  The increase in our operating expenses was primarily due to the increase in our revenue during the same period.  We acquired approximately $24.0 million of new collection revenue during 2002 compared to approximately $6.7 million of new collection revenue during 2001.  Integration of newly-acquired businesses into our organizational structure typically takes three to six months.  The labor, maintenance, fuel and disposal costs related to newly-acquired businesses are generally higher during the integration period.  In 2002, we were awarded 18 new municipal contracts representing an aggregate of approximately $7.3 million in annualized revenue compared with awards for 17 new municipal contracts in 2001, representing an aggregate of approximately $4.1 million in annualized revenue.  Start-up and integration costs related to a municipal contract typically are incurred in the one to two months prior to, and the one to two months after, the commencement of the contract. During this period, labor costs are generally higher due to delivery of containers, residential carts and recycling bins to the new municipality and training of newly-hired employees. Operating expenses also increased during 2002 due to increases in our general and workers compensation insurance premiums, increased labor costs related to a renewal of a collective bargaining agreement covering some of our New York-based employees which became effective on March 1, 2002 and an additional $4.00 per ton disposal fee enacted by Pennsylvania on July 9, 2002.  For more information on the additional Pennsylvania disposal fee, see “—General—Sources of Revenue.”

General and Administrative.  Our general and administrative expenses increased $1.5 million, or 6.1%, to $25.5 million during 2002 from $24.1 million during 2001.  Our general and administrative expenses increased as a result of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations.  General and administrative expenses as a percentage of our revenue decreased to 12.0% during 2002 from 13.0% during 2001.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased $2.1 million, or 8.3%, to $27.8 million during 2002, from $25.7 million during 2001.  This increase resulted primarily from the inclusion of depreciation, depletion, and amortization of businesses acquired in 2002, the inclusion in 2002 of 12 months of depreciation, depletion, and amortization from businesses acquired in 2001 and depreciation of capital assets purchased for internal growth.  In accordance with SFAS No. 142, goodwill is deemed to have an indefinite life and our amortization of goodwill ceased on January 1, 2002.  During  2001, goodwill amortization expense was $2.8 million.  Depreciation, depletion and amortization as a percentage of our revenue decreased to 13.1% in 2002 from 13.9% during 2001.

Income from Operations.  Our income from operations increased $3.8 million, or 23.8%, to $19.9 million during 2002 from $16.1 million during 2001.  The increase was attributable to operating income recognized from acquisitions closed in 2002, the inclusion in 2002 of 12 months of operating income from acquisitions closed in 2001, selective price increases, greater integration of collection volumes into the transfer stations and landfills we operate, and internal growth.  Income from operations as a percentage of our revenue increased to 9.4% in 2002 from 8.7% during 2001.

Interest Expense, Net.  Our interest expense, net increased $1.1 million, or 8.5%, to $14.1 million during 2002, from $13.0 million during 2001.  This increase was attributable to higher debt levels during 2002 as compared to 2001 and by the relatively higher interest rate paid on our $150.0 million of 10¼% senior subordinated notes due 1012 (our “Notes”) which constituted a substantial portion of our outstanding debt as of December 31, 2002.  Interest expense, net, as a percentage of our revenue, decreased to 6.6% in 2002 from 7.0% in 2001.

Loss on Termination of Interest Rate Swaps.  We incurred a loss on the termination of interest rate swaps of $826,000 during 2002.  There was no such expense in 2001.  In conjunction with the payoff of the then outstanding balance under our senior credit facility with the proceeds from the offering of our Notes, we terminated interest rate swaps that were in place with respect to a portion of the then outstanding debt under our senior credit facility.

Loss on Extinguishment of Debt.  We incurred a non-cash loss on the extinguishment of debt of $586,000 during 2002.  There was no such expense in 2001.  In conjunction with the payoff of the $39.2 million term loan under our senior credit facility with the proceeds from the offering of our Notes, we wrote off loan transaction costs incurred in previous years related to the term loan.

Other Expenses.  Our other expenses decreased to $103,000 in 2002 from $178,000 in 2001.

Income Tax Expense.  Our income tax expense increased to $3.7 million during 2002, from $703,000 during 2001.  Our effective income tax rate for the year ended December 31, 2002 was 86.0%, which is above the federal statutory rate of 35.0%, due to state income taxes and an increase in the valuation allowance established against net operating loss carryforward benefits. The increase in the valuation allowance is due to a change in the estimated reversal of temporary differences related to tax deductible goodwill.  The change in the estimated reversal resulted from the adoption of SFAS No. 142.

Net Income.  Our net income decreased $1.6 million to $606,000 during 2002, from $2.2 million during 2001.  The decrease was attributable to the loss on the termination of interest swaps, the loss on the extinguishment of debt, our additional income tax expense, partially offset by the increase in income from our operations.  Net income as a percentage of our revenue decreased to 0.3% in 2002, from 1.2% in 2001.

2001 Compared With 2000

Revenue.  Our revenue increased by $46.1 million, or 33.0%, to $185.7 million during 2001 from $139.6 million during 2000.  During 2001, acquisitions completed since January 2000 accounted for using the purchase method of accounting, contributed $20 million, or 14.3%, to the increase in our revenue from 2001.  Excluding our incremental revenue from acquisitions, our revenue increased by $26.1 million, or 18.7%.  During 2001, our new business, from both new municipal contracts and increased sales from existing operations, contributed 15.3% of such increases, while selective price increases contributed 3.6%.  In our South Region, our revenue increased by $30.2 million, or 39.5%, to $106.8 million during 2001 from $76.6 million during 2000.  In our Northeast Region, our revenue increased by $15.8 million, or 25.1%, to $78.9 million during 2001 from $63.1 million during 2000.

Operating Expenses.  Our operating expenses increased $29.2 million, or 32.3%, to $119.8 million during 2001 from $90.6 million during 2000.  The increase was primarily due to the substantial increase in our revenue during 2001.  Operating expenses as a percentage of our revenue declined by 0.4% to 64.5% in 2001 from 64.9% in 2000.  The decline in operating expenses as a percentage of our revenue was primarily attributable to the effect of “tuck-in” acquisitions closed since the beginning of 2001, greater integration of collection volumes into landfills we operate and selective price increases.

General and Administrative.  Our general and administrative expenses increased $5.5 million, or 29.8%, to $24.1 million during 2001 from $18.5 million during 2000.  Our general and administrative expenses increased as a result of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations.  General and administrative expenses as a percentage of our revenue decreased to 13.0% during 2001 from 13.3% during 2000.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased $5.6 million, or 28.1%, to $25.7 million during 2001, from $20.1 million during 2000.  This increase resulted primarily from the inclusion of depreciation, depletion, and amortization of businesses acquired in 2001, the inclusion in 2001 of 12 months of depreciation, depletion, and amortization from businesses acquired in 2000, the amortization of goodwill and other intangible assets associated with acquisitions accounted for using the purchase method of accounting, a greater increase in volume into our landfills and capital expenditures unrelated to acquisition.  Depreciation, depletion and amortization as a percentage of our revenue decreased to 13.9% in 2001 from 14.4% during 2000.

Income from Operations.  Our income from operations increased $5.7 million, or 54.1%, to $16.1 million during 2001 from $10.4 million during 2000.  The increase was attributable to operating income recognized from acquisitions closed in 2001, the inclusion in 2001 of 12 months of operating income from acquisitions closed in 2000, selective price increases, greater integration of collection volumes into the transfer stations and landfills we operate, and internal growth.  Income from operations as a percentage of our revenue increased to 8.7% in 2001 from 7.5% during 2000.

Interest Expense, Net.  Our interest expense increased $1.9 million, or 16.3%, to $13.0 million during 2001, from $11.1 million during 2000.  This increase is attributable to higher debt levels which were incurred to fund acquisitions and internal growth and were partially offset by lower interest rates on our senior credit facility and the funding of our Series D convertible preferred stock private placement in September 2001, the net receipts of which were used to reduce amounts outstanding under our senior credit facility.

Other Expenses.  Our other expenses decreased to $178,000 in 2001 from $186,000 in 2000.

Income Tax Expense.  Our income tax expense increased to $703,000 during 2001, from $171,000 during 2000.  This increase is attributable to the increase in our income before taxes, offset by a reduction in the valuation allowance established previously against net operating loss carryforward benefits.  The reduction in the valuation allowance is due to the increase in income before income taxes and the increase in deferred tax liabilities that are estimated to reverse in future periods.  Our effective tax rate was 23.8% in 2001 and 19.3% in 2000.

Net Income.  Our net income increased $3.3 million to $2.2 million during 2001, from a loss of $1.1 million during 2000.  The increase was attributable to the increase in income from operations, partially offset by the increases in interest expense and income tax expense.  Net income as a percentage of our revenue increased to 1.2% in 2001, from a loss of 0.8% in 2000.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities increased by $200,000 from $30.4 million in 2001 to $30.6 million in 2002.  During 2002, net cash used by investing activities was $88.1 million.  Of this amount, $44.4 million was used to fund the cash portion of the purchase price of acquisitions.  Cash used for capital expenditures during 2002 was $41.3 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash provided by financing activities 2002 was $57.9 million, which consisted of the proceeds from the offering of our Notes, offset by $7.5 million of expenses related to the issuance of our Notes and a net borrowing reduction under our senior credit facility of $83.7 million.

The following table summarizes the components of our cash flow deficit before acquisitions and the reconciliation of our beginning-of-period to end-of-period total debt balances.  The following table and the analysis that follows it are provided to highlight and facilitate understanding of the elements of our cash flow but are not intended to be considered in lieu of, or independent of, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  Free cash flow (deficit) before acquisitions in the table is not a measure of operating performance, liquidity or cash flow from operating activities under GAAP and, accordingly, should not be considered in isolation or as a substitute for cash flow from operating activities (as determined in accordance with GAAP) or any other GAAP measures.

	2001	2002
	(in thousands)
Free cash flow:
EBITDA(1)	$41,633	$47,660
Other non-cash items:
Write-off of costs associated with transactions in process	1,570	980
Doubtful accounts provisions	1,234	963
Gain on the sale of waste management assets	(4)	—
Less:
Cash interest	(11,517)	(14,811)
Cash paid for interest rate swap termination	—	(826)
Cash taxes	(61)	(674)
Capital expenditures, excluding acquisitions	(30,805)	(41,331)
Changes in working capital	(2,348)	(6,031)
Remove change in accrued interest from working capital	(1,502)	1,201
Remove change in accrued taxes from working capital	(234)	234
Remove interest receivable from rate swap from working capital	—	75

Free cash flow (deficit) before acquisitions	$(2,034)	$(12,560)

Roll-forward of debt balance:
Debt balance at beginning of period	$161,849	$130,351
Free cash flow before acquisitions	2,034	12,560
Acquisitions and divestitures, net	15,628	44,370
Acquisition-related and non-recurring expenditures	2,177	557
Debt issue costs	2,827	7,525
Debt increase due to interest rate swap termination	—	826
Net proceeds from issuance of preferred stock	(52,380)	—
Increase (decrease) in cash	(2,901)	418
Change in fair value of interest rate swap	—	1,964
Debt issued to sellers in connection with market development	1,117	—

Debt balance at end of period	$130,351	$198,571

(1)                EBITDA represents earnings before interest (including a non-cash loss on extinguishment of debt and loss on termination of interest rate swaps), income taxes, depreciation, depletion and amortization.  EBITDA is not a measure of operating income, operating performance or liquidity under GAAP.  We present EBITDA because we understand it is used by some investors to determine a company’s historical ability to service and incur debt and to fund ongoing capital expenditures and because certain covenants in our senior credit facility are tied to a substantially similar measure (which permits us to add back certain additional amounts to net income (loss)).  Nevertheless, EBITDA should not be considered in isolation or as a substitute for operating income (as determined in accordance with GAAP) as an indicator of our operating performance, or of cash flow from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.  In addition, because EBITDA is not calculated identically by all companies, our measurement of EBITDA may not be comparable to similarly titled measures reported by other companies.  See our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

During 2002, we had free cash flow (deficit) before acquisitions and financing activities of $(12.6) million.  Free cash flow in 2002 was offset by the payment of $2.5 million for insurance claims from 2001, additional acquisition holdbacks related to acquisitions closed in 2002 of $1.8 million, our investment of $9.8 million in equipment to support new municipal contracts and our investment of $31.5 million in capital expenditures during the year for property maintenance, landfill development, cell construction and other new business.  We believe that our level of investment, among other things, resulted in our internal growth rate, excluding acquisitions and price increases, being 3.8% for 2002.

Liquidity

Our business is capital intensive.  Our capital requirements include acquisitions, new franchise agreements and fixed asset purchases for internal growth, primarily for trucks, containers and equipment, and for landfill cell construction, landfill development and landfill closure activities.  We have historically financed, and plan to continue to finance, our capital needs with cash provided from operations, borrowings under our senior credit facility, debt or equity offerings, or some combination of the foregoing.

On June 12, 2002, we completed a private offering of our Notes at a price of 100.0%.  Our Notes mature on June 15, 2012.  In December 2002, we registered our Notes under the Securities Act.  Interest on our Notes is due on June 15 and December 15 of each year.  Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt.  Our Notes are redeemable on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities.  The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  These limitations are subject to certain qualifications and exceptions.  As of December 31, 2002, we were in compliance with all covenants contained in the indenture governing our Notes.

The net proceeds from the offering of our Notes were approximately $144.0 million after deducting the initial purchasers’ fees and other expenses of the offering.  We used $142.8 million of the net proceeds to prepay all of the debt then outstanding under the term loan and revolving loan portions of our senior credit facility (other than approximately $4.7 million underlying then outstanding letters of credit), and the remainder of the net proceeds for general corporate purposes, including working capital, and to fund acquisitions.  Upon repayment of the term loan portion of our senior credit facility, we expensed approximately $586,000 of related debt issue costs.  In addition, we terminated three interest rate swap agreements in advance of their respective contract termination dates.  We recorded a loss on the early termination of the interest rate swap agreements of approximately $826,000.

Our senior credit facility is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent (“Fleet”), and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents, and included a $39.2 million senior secured term loan and includes a $222.5 million senior secured revolving loan, including a maximum of $30.0 million underlying letters of credit.  During 2002, we fully prepaid the term loan and, we are not permitted to reborrow any amounts thereunder. We amended our senior credit facility during 2002 to, among other things, permit us to issue our Notes and to enter into certain of the covenants in the indenture governing our Notes.  Subject to certain conditions, we may request an increase in the revolving loan portion of our senior credit facility of up to $13.3 million such that the total revolving loan portion would equal $235.8 million. As of December 31, 2002, there was $46.4 million (excluding $8.9 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility and additional borrowings of $37.8 million were available under the revolving loan portion, plus a maximum of $21.1 million underlying letters of credit.  In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios.  Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries’ assets.

Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of December 31, 2002, the interest rate applicable to $39.7 million outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 275 basis points, or 4.4%, and the interest rate applicable to the balance of $6.7 million outstanding thereunder was Fleet’s prime rate plus 75 basis points, or 5.0%.  Our senior credit facility expires on August 31, 2004.

The proceeds of the loans under our senior credit facility may be used solely to refinance certain debt, fund certain acquisitions, capital expenditures, working capital and general corporate purposes.  The letters of credit under our senior credit facility may be used solely for working capital and general corporate purposes.

Our senior credit facility contains affirmative and negative covenants and other terms customary to such financings, including requirements that we maintain specified financial ratios, including the following:

•                                          Maximum Leverage Ratio—Our consolidated debt to consolidated EBITDA ratio for any period of four consecutive fiscal quarters may not be greater than 4.5 to 1.0.

•                                          Maximum Senior Leverage Ratio—Our consolidated senior debt (generally, consolidated debt other than certain debt, including, without limitation, our Notes, subordinated to our senior credit facility) to consolidated EBITDA ratio for any period of four consecutive fiscal quarters may not be greater than 3.0 to 1.0.

•                                          Minimum Interest Coverage Ratio—Our consolidated EBITDA to consolidated interest expense ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter specified below may not be less than the applicable ratio indicated below:

Quarters Ending	Consolidated EBITDA to Consolidated Interest Expense Ratio

December 31, 2002	3.10 to 1.0
March 31, 2003	2.75 to 1.0
June 30, 2003—September 30, 2003	2.40 to 1.0
December 31, 2003	2.50 to 1.0
March 31, 2004 and thereafter	2.75 to 1.0

•                                          Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $173.9 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the first quarter of 2003.

•                                          Maximum Capital Expenditures—Our annual capital expenditures less capital purchased for new municipal contracts may not be greater than the product of our annual depreciation expense for any fiscal year and the applicable multiple specified below:

Year Ending December 31,	Multiple of Depreciation Expense for Such Year
2002	1.6 x
Thereafter	1.4 x

As of December 31, 2002, our consolidated debt to consolidated EBITDA ratio was 3.79:1, our consolidated senior debt to consolidated EBITDA ratio was 0.92:1, our consolidated EBITDA to consolidated interest expense ratio was 3.32:1 and our consolidated net worth was $177.1 million ($3.2 million in excess of the minimum required under our senior credit facility).  In addition, our fiscal 2002 annual capital expenditures of $41.3 million less capital purchased for new municipal contracts of $9.8 million did not exceed 1.6 times our fiscal 2002 annual depreciation expense.  Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

In August 2002, we entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25.0 million of our Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.

Environmental laws and regulation, including Subtitle D, that apply to the non-hazardous solid waste management industry have required us, as well as others in the industry, to alter the way we conduct our operations and to modify or replace pre-Subtitle D landfills.  These expenditures have been, and will continue to be, substantial; however, we do not anticipate that these expenditures relating to our ongoing operations will be substantially different than what we have experienced to date.  Legislative or regulatory changes could increase the costs of operating our business, accelerate required expenditures for closure activities and post-closure monitoring and obligate us to spend sums in addition to those presently reserved for such purposes.  These factors could substantially increase our operating costs and adversely affect our results of operations, financial condition and cash flow.

We believe that cash flow from operations and borrowings under the revolving loan portion of our senior credit facility will provide adequate cash to fund our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future.  Our ability to meet future working capital, capital expenditure and debt service requirements to provide financial assurance, as requested or required, and to fund capital amounts required for the expansion of our existing business will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  See “—Risk Factors.” We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our debt or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all.  Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under, and compliance with certain other covenants in, our senior credit facility, we may need to raise additional capital.  We may raise such funds through public or private offerings of our debt or equity securities.  We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all.

We have no off-balance sheet debt or similar obligations, other than as outlined in the “Significant Commercial Commitments” table below.  See also Item 1. “Business—Risk Management, Insurance and Performance or Surety Bonds.”  We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position.

Obligations and Commitments

The following tables outline what we regard as our significant contractual obligations and commercial commitments as of December 31, 2002.  The tables do not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period (in thousands)
Significant Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Long-term debt(1)	$198,571	$185	$46,422	$—	$151,964
Operating leases	7,377	2,084	2,623	1,367	1,303

Total significant contractual cash obligations	$205,948	$2,269	$49,045	$1,367	$153,267

(1)                Long-term debt obligations include $150.0 million aggregate principal amount of our Notes and $46.4 million outstanding under the revolving loan portion of our senior credit facility due August 31, 2004.  The revolving loan portion of our senior credit facility provides for borrowings of up to $222.5 million, of which $37.8 million was available for borrowing as of December 31, 2002.  The term loan portion of our senior credit facility has been fully repaid and may not be reborrowed.

	Amount of Commitment Expiration Per Period (in thousands)
Significant Commercial Commitments	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Letters of credit	$8,889	$8,889	$—	$—	$—
Performance and other bonds	28,898	28,898	—	—	—
Landfill closure bonds	32,985	32,985	—	—	—

Total significant commercial commitments	$70,772	$70,772	$—	$—	$—

The tables above do not include expenditures that we will likely be required to make in connection with the construction of our existing or anticipated landfills, replacement of trucks and other equipment or otherwise in the ordinary course of our business.  As of December 31, 2002, we estimated that we would spend approximately $394.6 million on our then operated landfills over their then estimated remaining operating lives, primarily for cell construction and environmental structures.  This amount includes approximately $100.9 million related to future landfill capping events which, under SFAS No. 143, effective as of January 1, 2003, will be accounted for as asset retirement obligations.  We cannot accurately predict the timing and ultimate amount of these expenditures as they will vary depending on the volumes of waste disposed of at such landfills, future permitting requirements, acquisition of additional landfills or collection operations and other factors many of which are beyond our control.  None of these expenditures represent contractual commitments.

We had a non-recurring environmental cost accrual on our balance sheet of $1.7 million as of December 31, 2002 and $2.2 million as of December 31, 2001, consisting of a liability related to a consent decree requiring certain waste to be relocated which we assumed in connection with the acquisition of our Blue Ridge landfill.  Cash paid against this accrual was approximately $525,000 during 2002, approximately $921,000 during 2001 and approximately $676,000 during 2000.

We had an obligation on our balance sheet of $213.4 million as of December 31, 2002 and $195.3 million as of December 31, 2001, representing the carrying value of our preferred stock as of such dates.  In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, we have classified our preferred stock outside of permanent equity because, pursuant to the terms of such preferred stock, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events.  Such redemption is not deemed to be solely within our control because holders of our preferred stock currently control a majority of the votes of our board of directors.  See our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Capital Expenditures

We made capital expenditures of $41.3 million during 2002.  We expect to make capital expenditures of approximately $33.5 to $35.5 million during 2003 in connection with our existing business.  We intend to fund our planned 2003 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

In addition, we may make substantial additional capital expenditures in acquiring solid waste management businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  In addition we may need to make additional capital expenditures if we bid and are awarded new municipal contracts.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities or new municipal contracts.

From time to time we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142, which was effective January 1, 2002, addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and other intangible assets deemed to have indefinite lives and requires periodic evaluation of impairment of goodwill balances.  Other intangible assets, including those meeting new recognition criteria under SFAS No. 142, will continue to be amortized over their estimated useful lives.

We adopted the new rules on accounting for goodwill and other intangible assets as of January 1, 2002.  As provided for under SFAS No. 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 have not been amortized and amortization of goodwill incurred prior to June 30, 2001 ceased effective January 1, 2002.  In 2001, we recognized $2.5 million of tax deductible goodwill amortization expense and $373,400 of non-tax deductible goodwill amortization.  Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in pre-tax net income of approximately $2.8 million in 2002 based on goodwill amortized in 2001 that was not amortized in 2002.  We test goodwill for impairment using the two-step process prescribed in SFAS No. 142.  The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.  We performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values of January 1, 2002 and incurred no impairment of goodwill upon our initial adoption of SFAS No. 142.  We also performed our annual impairment test during 2002 and incurred no impairment.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations.  SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value.  The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset.

SFAS No. 143, which will primarily impact the accounting for our landfill operations, does not change the basic landfill accounting followed historically by us along with others in the waste industry.  In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill.  This practice, referred to as life cycle accounting within the waste industry, will continue to be followed upon adoption of SFAS No. 143, except as discussed below.

Under the new rules, costs associated with future final capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation, on a discounted basis.  We expect to recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred.  We expect to recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover.  These obligations will be initially measured at estimated fair value.  Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, initially 10.25%.  Interest will be accreted on all landfill retirement obligations using the effective interest method.  Landfill retirement costs arising from closure and post-closure obligations, which will be capitalized as part of the landfill asset, will be amortized using our existing landfill accounting practices.  Landfill retirement costs arising from final capping obligations, which will also be capitalized as part of the landfill asset, will be amortized on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

The tables below set forth certain definitions related to our landfill accounting practices (prior to and upon our adoption of SFAS No. 143) and the significant changes between our current landfill accounting practices and the requirements of SFAS No. 143:

Description	Current Definition	Definition Upon Adoption of SFAS No. 143

Definitions:
Final Capping

Includes installation of flexible membrane and geosynthethic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed.

No change.
Closure

Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified closed.

No change.
Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.	No change.

Description	Current Practice	Practice Upon Adoption of SFAS No. 143

Discount Rate:	None.	Credit-adjusted, risk-free rate (currently at 10.25%).
Cost Estimates:	Cost are estimated based on performance, principally by third parties, with a small portion performed by us.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of what a third party would charge to perform such activity.
Inflation:	Not applicable.	2.5% effective January 1, 2003, based on the prior 10 year average.
Recognition of Liability:
Final Capping	Costs are capitalized as spent, except for the last final capping event that occurs after the landfill closes, which is accounted for as part of closure.

All final capping will be recorded as a liability and asset when incurred;  the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event.

Description	Current Practice	Practice Upon Adoption of SFAS No. 143
Closure and post-closure

Accrued over the life of the landfill, the undiscounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding charge to cost of operations as airspace is consumed.

Accrued over the life of the landfill;  the discounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Statement of Operations Expense:
Liability accrual	Expense charged to cost of operations at same amount accrued to liability.	Not applicable.
Landfill asset amortization	Not applicable.	The landfill asset is amortized to depreciation, depletion and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure.
Accretion	Not applicable.	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (currently at 10.25%) under the effective interest method.

We have adopted SFAS No. 143 as of January 1, 2003 and, based on current estimates, we expect to record an after-tax expense ranging from $900,000 to $1.2 million as a cumulative effect of a change in accounting principle.  We expect that the impact of adopting SFAS No. 143 in 2003 will decrease earnings from our previous method by an amount ranging from $500,000 to $750,000.  The adoption of SFAS No. 143 will have no impact on our cash flow.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We adopted SFAS No. 144 on January 1, 2002 and it did not have an effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”).  Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet criteria for classification as an extraordinary item.  As allowed under the provisions of SFAS No. 145, we have adopted SFAS No. 145 as of April 1, 2002.  In accordance with SFAS No. 145, we have included the loss on the extinguishment of debt in income before taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees.  It also requires a guarantor to recognize, at the time it issues a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety or from only the initial recognition and measurement provisions.  The recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end.  The disclosure requirements of FIN 45 are effective for interim and annual period financial statements ending after December 15, 2002.  Our adoption of FIN 45 did not have a material impact on our financial position, results of operations or disclosure requirements.

Risk Factors

The following risk factors, among others, could adversely affect our operations and future performance and cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and subsequently presented (in writing or orally) by us or persons acting on our behalf.

Substantial Leverage—Our substantial debt could adversely affect our financial condition and make it more difficult for us to make payments with respect to our debt.

We have a substantial amount of debt with significant debt service requirements.  The following table shows important credit statistics as of December 31, 2002 (dollars in thousands):

Total indebtedness	$198,571
Redeemable preferred stock	213,350
Stockholders’ deficit	(36,224)

This leverage could have adverse consequences both for us and for you.  For example, it could:

•                                          make it more difficult for us to satisfy our obligations with respect to our debt;

•                                          make us more vulnerable to unfavorable economic conditions and competitive pressures in our industry;

•                                          limit our ability to borrow additional funds, whether for working capital, acquisitions, purchases of machinery, equipment or other assets, or otherwise;

•                                          require us to dedicate or reserve a large portion of our cash flow from operations to payments on our debt, which would prevent us from using it for other purposes;

•                                          limit our ability to plan for, or react to, changes in our business or the industry in which we operate; and

•                                          place us at a disadvantage compared to our competitors that have less debt in relation to cash flow.

Additional Borrowings Available—Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt.  This could exacerbate the risk described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The indenture governing our Notes restricts, but does not prohibit, our ability to incur additional indebtedness.  There are a number of qualifications and exceptions to these restrictions that could allow us to incur substantial indebtedness, including under our senior credit facility.  The revolving loan portion of our senior credit facility currently permits us to borrow up to an aggregate amount of $222.5 million, including up to $30.0 million underlying letters of credit, subject to satisfying certain financial ratios.  As of December 31, 2002, we had $167.2 million undrawn, including up to $8.9 million underlying letters of credit, under our senior credit facility.  Subject to certain conditions, we may request an increase in the revolving loan portion of our senior credit facility of up to $13.3 million such that the total revolving loan portion would equal $235.8 million.  If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.  See Item 6. “Selected Financial Data.”

Ability To Service Debt—We will require a significant amount of cash to service our debt.  Our ability to generate cash depends on many factors, some of which are beyond our control.

Our ability to make payments on our debt will depend on our ability to generate cash.  Our success in doing so will depend on the results of our operations, which in turn depend on many factors, including those described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.  Our ability to generate adequate cash is also subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Also, if we consummate acquisitions in the future, our needs for cash will increase.  Accordingly, our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our senior credit facility or otherwise, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

Events of Default—Our failure to comply with the covenants contained in our senior credit facility or the indenture governing our Notes, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition.

If a default under the indenture governing our Notes or our senior credit facility should occur, the holders of our Notes or the lenders under our senior credit facility could elect to declare all amounts borrowed to be immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the indenture governing our Notes or our senior credit facility, that contain cross-acceleration or cross-default provisions being declared immediately due and payable and the lenders could terminate all commitments thereunder.  In such event, we may not be able to pay the accelerated amounts or borrow funds sufficient to make any such payment.  Even if additional financing could be obtained, it may not be on terms that are favorable or acceptable to us.  Further, if we are unable to repay, refinance or restructure our debt under our senior credit facility, the lenders under our senior credit facility could proceed against the collateral securing that indebtedness.  In such event, any proceeds received upon a realization of the collateral would be applied first to amounts due under our senior credit facility before any proceeds would be available to make payments on our Notes.

Covenant Restrictions—Covenant restrictions in our senior credit facility and the indenture governing our Notes may limit our ability to operate our business.

Our senior credit facility and the indenture governing our Notes contain covenants that restrict our ability to operate our business.  The indenture governing our Notes restricts our ability to, among other things, incur additional debt, sell assets, create liens or other encumbrances, make certain guarantees of debt, make specified payments, including dividends, engage in transactions with affiliates and enter into a merger or consolidation.  Our senior credit facility contains similar restrictions and also requires us to comply with certain financial covenants and ratios, including a leverage ratio, a senior leverage ratio, an interest coverage ratio, a minimum consolidated net worth and a limit on capital expenditures.  These restrictions, covenants and ratios may limit our ability to operate our business, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and take advantage of potential business opportunities as they arise.  Furthermore, our ability to comply with these restrictions, covenants and ratios may be affected by changes in economic or business conditions, other events beyond our control or significant asset impairments resulting from a failure to obtain extensions that we are currently seeking with respect to the permitted lives of some of our landfills.  If we do not comply with these or other provisions contained in our senior credit facility and the indenture governing our Notes, we could default under these agreements, and the associated debt, together with accrued interest, could then be declared immediately due and payable.  If our indebtedness were accelerated, we may not be able to repay the amounts due or borrow sufficient funds to refinance the debt.  Acceleration of the debt under our senior credit facility would constitute an event of default under the indenture governing our Notes.

Controlling Stockholders—The interests of our controlling stockholders could conflict with those of other holders of our securities.

Thayer Equity Investors IV, LP and its affiliates, TC Carting LLC and TC Carting II LLC, control a majority of our capital stock.  As a result, Thayer and its affiliates effectively control the outcome of most matters submitted to a vote of our stockholders.  In addition, pursuant to our Amended and Restated Stockholders’ Agreement, Thayer and TC Carting are entitled to designate up to four of eight members of our board of directors.  Our Amended and Restated Stockholders’ Agreement also requires us to obtain the consent of the directors designated by Thayer and TC Carting for certain material corporate actions, including the issuance of additional debt and the declaration of dividends.  See Item 13. “Certain Relationships and Related Transactions—Amended and Restated Stockholders’ Agreement.”  Thayer’s and its affiliates’ interests may not be aligned with those of our other securityholders and transactions may be pursued that could enhance Thayer’s and its affiliates’ equity investments while involving risks to our other securityholders’ interests.

Capital Requirements—Our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings.

Our ability to remain competitive, sustain our growth and operations, and expand our operations largely depends on our cash flow from operations and our access to capital.  We intend to fund our cash needs through our operating cash flow and borrowings under our senior credit facility.  We have historically also financed some of our liquidity requirements through private sales of shares of our preferred stock.  We may require additional equity or debt financing to fund our growth and debt repayment obligations.

Our capital expenditures, including closure expenditures related to our landfill operations, were $41.3 million during 2002.  If we undertake acquisitions or expand our operations, our capital expenditures, including closure, final closure and post-closure and remediation expenditures, may increase.  The increase in expenditures may result in low levels of working capital or require us to finance working capital deficits.

In addition, if we must close a landfill sooner than we currently anticipate, or if we reduce our estimate of a landfill’s remaining available volume, we may be required to incur such costs earlier or accrue liabilities for them at a higher rate.

Our cash needs will increase if the expenditures for closure, final closure and post-closure monitoring increase above the current reserves taken for these costs.  Expenditures for these costs may increase as a result of any federal, state or local government regulatory action taken to accelerate such expenditures.  These factors, together with those discussed above, could substantially increase our operating costs and therefore impair our ability to invest in our existing or new facilities.

We may need to refinance our senior credit facility, our Notes or other debt to pay the principal amounts due at maturity.  In addition, we may need additional capital to fund future acquisitions and the integration of solid waste management businesses.  Our business may not generate sufficient cash flow, we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all.

Constraints to Growth—Our growth strategy depends, in part, on our acquiring other solid waste management or related businesses and expanding our existing landfills and other operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire other solid waste management businesses, particularly transfer stations and landfill operations.  The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•                                          identify suitable businesses to buy;

•                                          complete the purchase of those businesses on terms acceptable to us;

•                                          complete the acquisition in the time frame we expect;

•                                          improve the results of operations of the businesses that we buy and successfully integrate their operations into our own; and

•                                          avoid or overcome any concerns expressed by regulators, including antitrust concerns.

There can be no assurance that we will be successful in pursuing any or all of these steps.  Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general.  For example, our ability to continue to successfully implement our vertical integration strategy will depend on our ability to identify and acquire or develop additional suitable landfills, collection operations and transfer stations and obtain necessary permits.  We may not be able to find appropriate acquisition candidates, acquire those candidates that we find, obtain necessary permits or integrate acquired businesses effectively or profitably.

Many of our competitors are also seeking to acquire collection operations, transfer stations and landfills, including many competitors that have greater financial resources than we do.  Increased competition may reduce the number of acquisition targets available to us and may lead to unfavorable terms as part of any acquisition, including high purchase prices.  If acquisition candidates are unavailable or too costly, we may need to change our business strategy.

We also cannot be certain that we will have enough capital or be able to raise enough capital by issuing stock or debt instruments or through other financing methods on reasonable terms, if at all, to complete the purchases of the businesses that we want to buy.  Acquisitions may increase our capital requirements, and thereby exacerbate the risks mentioned under “—Capital Requirements—Our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings” above.

Our senior credit facility requires us to obtain the consent of certain lenders under our senior credit facility before engaging in any acquisition that involves cash consideration in excess of $12.5 million.  Acquisitions must also be approved by the directors designated by certain of our key stockholders.  The indenture governing our Notes also restricts our ability to consummate acquisitions.

Our acquisitions also involve the potential risk that we fail to accurately assess all of the pre-existing liabilities of the operations acquired, including liabilities of the type described under “ —Environmental Contamination—We may have liability for environmental contamination” below.

Our growth strategy also calls for expanding the total capacity and increasing the daily volume limits of a number of our facilities, including our MSW landfill in Bethlehem, PA, one of the two landfills in our Northeast Region, which currently has an estimated remaining operating life, based on current volumes, of three and one-half months.  Failure to expand capacity could have a material adverse effect on our operations or financial condition.

We do not know whether our growth strategy will continue to be effective.  Our integration plan for acquisitions contemplates certain cost savings, including from the elimination of duplicative personnel and facilities.  Unforeseen factors may offset the estimated cost savings or other components of our integration plan in whole or in part and, as a result, we may not realize any cost savings or other benefits from future acquisitions.  Also, our increased size means that federal and state government regulators, such as antitrust regulators, may examine our acquisitions more closely.  They may object to certain purchases or place conditions on them that would limit their benefit to us.

If we are unsuccessful in implementing our acquisition strategy or expanding our existing landfills and other operations for the reasons discussed above or otherwise, our business, financial condition and results of operations could be materially adversely affected.

Growth—We may not be able to successfully manage our growth.

Our growth strategy places significant demands on our financial, operational and management resources.  In order to continue our growth, we will need to add administrative, management and other personnel, and make additional investments in operations and systems.  We may not be able to find and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

Competition—Competition could reduce our profitability or limit our ability to grow.

The non-hazardous solid waste management industry is very competitive and we expect that increased consolidation in the industry will increase competitive pressures.  Competition may require us to discount our prices, which could reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

We face competition from several larger and better capitalized competitors and a large number of local and regional competitors.  Because companies can enter the collection and transportation segments of the solid waste management industry with very little capital or technical know-how, there are a large number of regional and local companies in the industry.  We face competition from these businesses in the markets we currently serve.  Similar competition may exist in each location into which we try to expand in the future.  Our competitors could also take actions that would hurt our growth strategy, including the support of regulations that could delay or prevent us from obtaining or keeping permits.  They may also give financial support to citizen groups that oppose our plans to locate a disposal or transfer facility at a particular location.

In each market in which we operate a landfill, we compete for solid waste volume on the basis of disposal or “tipping” fees, geographical location and quality of operations.  Our ability to obtain solid waste volume for our landfills may be limited by the fact that some major collection companies also operate landfills to which they send their waste.  In markets in which we do not operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors.

State and Municipal Landfill Alternatives—State and municipal requirements to reduce landfill disposal by encouraging various alternatives may adversely affect our ability to operate our landfills at full capacity.

States and localities increasingly have supported the following alternatives to or restrictions on current landfill disposal:

•                                          recycling;

•                                          incinerating;

•                                          composting;

•                                          reducing waste at the source;

•                                          prohibiting disposal of certain types of waste at landfills; and

•                                          limiting landfill capacity.

Many states have enacted, or are currently considering or have considered enacting, laws regarding waste disposal, including:

•                                          requiring counties to use waste planning, composting, recycling or other programs to reduce the amount of waste deposited in landfills; and

•                                          prohibiting the disposal of yard waste, tires and other items in landfills.

These trends may reduce the volume of waste destined for landfills in certain areas, which could lead to our landfills operating at a reduced capacity or force us to charge lower prices for landfill disposal services.  These results could have a material adverse effect on our business, financial condition and results of operations.

Loss of Contracts—We may lose contracts through competitive bidding or early termination, which would cause our revenue to decline.

We derive a substantial portion of our revenue from services provided under municipal contracts and exclusive franchise agreements.  Many of these may be subject to competitive bidding at some time in the future.  We also intend to bid on additional municipal contracts and franchise agreements.  Whether we are the successful bidder for any particular municipal contract is subject to significant uncertainty.  In addition, some of our customers may terminate their contracts with us before the end of the contract term.  If we are not able to replace revenue from contracts lost through competitive bidding, early termination or from the renegotiation of existing contracts with other revenue within a reasonable time period, our revenue would decline.

Geographic Concentration—We are geographically concentrated in the northeastern and southern United States and susceptible to those regions’ local economies and regulations.

We operate in the following nine states: Texas, Arkansas, Missouri, Oklahoma, Louisiana, New York, New Jersey, Pennsylvania and Maryland.  We estimate that more than 42% of our revenue during 2002 was derived from services provided in Texas and more than 29% of our revenue during 2002 was derived from services provided in New York.  Accordingly, our business and financial results would be harmed by downturns in the economies of Texas or New York and other factors affecting such states, such as state regulations affecting the solid waste management industry and severe weather conditions.  In addition, the costs and time involved in obtaining permits for, and the scarcity of, available landfills in the northeastern United States could make it difficult for us to expand vertically in our Northeast Region.

Our C&D waste services constitute a substantial portion of our business in our South Region.  The C&D waste market is more cyclical than the MSW market because it is based on the volume of construction projects.  If our South Region suffers a recession or other economic downturn, we would likely experience reduced revenue from our C&D operations in that region.

Customer Concentration—The loss of the City of New York as a customer could have a significant adverse effect on our business and operations.

14% of our revenue in 2002 was attributable to our contracts with the City of New York to dispose of residential waste collected by the City in Brooklyn, New York.  These contracts expire on September 10, 2003 and may be renewed by the City for two additional one-year terms.  The City recently completed a solicitation of bids for the disposal of up to 4,000 tons of MSW per day that the City collects in Brooklyn which includes the waste currently covered by our existing contracts with the City.  We submitted bids to transfer and dispose up to 1,500 tons of the waste covered by the solicitation of bids.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Sources of Revenue.”  We cannot predict whether we will be successful in all or any portion of our bids, or what effect the bids submitted by us and our competitors will have on our existing contracts or the City’s options to renew those contracts.

New York City recently announced changes to update its Solid Waste Management Plan, in which it plans to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day.  New York City intends to implement these changes by retrofitting and repermitting these marine transfer stations by 2008 so that the stations can containerize the City’s residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.  Our contracts with the City of New York could be terminated or not renewed or extended upon the expiration of their initial terms if these changes are implemented as presently proposed or for any other reason.  If these contracts are terminated or not renewed or extended and we are not able to replace the revenue from the contracts with other revenue within a reasonable time period, our revenue would decline.

Surety Bonds, Letters of Credit and Insurance—If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional MSW collection contracts or retain necessary landfill operating permits.

MSW collection contracts and landfill closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with state or local law.  We typically satisfy these requirements by posting bonds and, as of December 31, 2002, we had $61.9 million of such bonds in place.  Alternatively, we may use letters of credit, for which we have a $30.0 million sublimit available under our senior credit facility.  Closure bonds may become more difficult or costly to obtain in the future.  If we were to draw fully upon our senior credit facility commitments or were unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional MSW collection contracts or obtaining or retaining landfill operating permits.  Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditioned upon the contractor having adequate insurance coverage.  Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate state or local requirements.

Key Executives—We depend heavily on our senior management.

We depend heavily on a limited number of senior executives.  Our future success will depend on, among other things, our ability to keep the services of these executives and to hire other highly qualified employees at all levels.  We compete with other potential employers for employees, and we may not be successful in hiring and keeping the services of executives and other employees that we need.  The loss of the services of, or our inability to hire, executives or key employees could hinder our business operations and growth.

Labor Unions—Efforts by labor unions to organize our employees could divert management attention and increase our operating expenses.

Labor unions may make attempts to organize our non-unionized employees.  Some groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with them.  We cannot predict which, if any, groups of employees may seek union representation in the future or the outcome of any collective bargaining.  The negotiation of these agreements could divert management attention and the terms of any agreements could result in increased operating expenses and lower operating margins.  If we are unable to negotiate acceptable collective bargaining agreements, we may have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Although we have never experienced a work stoppage, we may in the future.  Depending on the type and duration of any work stoppage, our operating expenses could increase significantly, which could have a material adverse effect on our business, results of operations and financial condition.

Legislation and Governmental Regulation—We are subject to extensive legislation and governmental regulation that may restrict our operations or increase our costs of operations.

Our equipment, facilities and operations are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, health, safety, land use, transportation and related matters.  These include, among others, laws and regulations governing the use, treatment, storage and disposal of solid and hazardous wastes and materials, air quality, water quality, permissible or mandatory methods of processing waste and the remediation of contamination associated with the release of hazardous substances.  Environmental laws and regulations have been enforced more stringently in recent years because of greater public interest in protecting the environment.

Our compliance with regulatory requirements is costly.  We are often required to enhance or replace our equipment and to modify landfill operations and, in some cases, we could be required to close landfills.  We may not be able to offset the cost of complying with these standards.  In addition, environmental regulatory changes or an inability to obtain extensions to the life of a landfill could accelerate or increase accruals or expenditures for closure, final closure and post-closure monitoring at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.

Extensive regulations govern the design, operation and closure of landfills.  In October 1991, the EPA established minimum federal requirements for landfills under Subtitle D of the Resource Conservation and Recovery Act of 1976, also referred to as the Subtitle D regulations.  If we fail to comply with the Subtitle D regulations, we could be required to undertake investigatory or remedial activities, curtail operations or close a landfill temporarily or permanently, or be subject to monetary penalties.

Certain of our waste disposal operations traverse state and county boundaries.  In the future, our collection, transfer and landfill operations may be affected by proposed federal legislation governing interstate shipments of waste.  Although no such legislation has been enacted, it has been proposed regularly in Congress over the last ten years.  Such proposed federal legislation would have prohibited or limited the disposal of out-of-state waste and may require states, under certain circumstances, to reduce the amount of waste exported to other states.  If this or similar legislation is enacted in states in which we operate landfills that receive a significant portion of waste originating from out-of-state, our operations could be negatively affected.  In addition, we believe that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in the states’ landfills.

Our collection, transfer and landfill operations may also be affected by “flow control” legislation.  Some states and local governments may enact laws or ordinances directing waste generated within their jurisdiction to a specific facility for disposal or processing.  If this or similar legislation is enacted, state or local governments could act to limit or prohibit disposal or processing of waste in our transfer stations or landfills.

In 1996, the New York City Council enacted Local Law 42, which prohibits the collection, disposal or transfer of commercial and industrial waste without a license issued by the New York City Trade Waste Commission and requires Trade Waste Commission approval of all acquisitions or other business combinations in New York City proposed by all licensees.  See Item 1. “Business—

Regulation—State and Local Regulations—New York.”  The need for review by the New York City Trade Waste Commission could delay our consummation of acquisitions in New York City.  The delay or prevention of our acquisitions could limit our ability to grow our business in New York City.

From time to time, states and local authorities consider and sometimes adopt laws or regulations imposing fees or other charges on waste disposed of at landfills located in those states.  If any significant fees are imposed in states in which we operate and we are not able to pass the fees through to our customers, our operations and profitability could be negatively affected.

The operational and financial effects discussed above associated with compliance with the laws and regulations to which we are subject could require us to make material expenditures or otherwise materially adversely affect the way we operate our business, as well as have a material adverse effect on our results of operations and financial condition.

Operating Permits—We may not be able to obtain permits we require to operate our business.

Permits, licenses and approvals to operate or expand non-hazardous solid waste landfills have become increasingly difficult, time consuming and expensive to obtain.  Obtaining permits often takes years as a result of numerous hearings and the time needed to comply with land use, environmental and other regulatory requirements.  Granting of these permits is also often subject to resistance from citizen or other groups.  Our ability to continue to sustain our current vertical integration strategy will depend on our ability to establish new landfills and transfer stations, expand our landfills and transfer stations and increase applicable daily or periodic tonnage allowances.  Our failure to obtain the required permits to establish new landfills and transfer stations or expand the permitted capacity of our existing landfills and transfer stations could hinder our vertical integration and impair our business strategy, particularly in our Northeast Region where we are currently seeking to expand the three and one-half month estimated remaining operating life, based on current volumes, of our Bethlehem landfill.  More specifically, if we fail to obtain such permits, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, or we may incur closure costs sooner, or accrue them at a higher rate, or suffer asset impairments.  Failure to obtain permits could, therefore, significantly increase our waste disposal expenses and have a material adverse effect on our business, financial condition, results of operation and ability to comply with covenants in our senior credit facility and thereby impair our access to capital.

Environmental Litigation—We may be subject to legal action relating to compliance with environmental laws.

Solid waste management companies like us are often subject to close scrutiny by federal, state and local regulators, as well as private citizens, and may be subject to judicial and administrative proceedings relating to their compliance with environmental and local land use laws.

In general, environmental laws authorize federal or state environmental regulatory agencies and attorneys general to bring administrative or judicial actions for violations of environmental laws.  Potential penalties for such violations may include, among other things, civil and criminal monetary penalties, imprisonment, permit suspension or revocation, and injunctive relief.  These agencies and attorneys general may also attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations.  Under certain circumstances, citizens are also authorized to file lawsuits to compel compliance with environmental laws and to impose monetary penalties.  Surrounding landowners may assert claims alleging environmental damage, personal injury or property damage.

From time to time, we have received, and we expect in the future to receive, citations or notices from governmental authorities alleging that our operations are not in compliance with our permits or certain applicable environmental or land use laws or regulations.  We generally seek to work with the relevant authorities to resolve the issues raised by these citations or notices.  However, we may not always be successful in resolving these types of issues without resorting to litigation or other formal proceedings.  Any adverse outcome in these proceedings, whether formal or informal, could result in negative publicity, and reduce the demand for our services and our revenue.  A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could also have a material negative effect on our financial condition.

Environmental Contamination—We may have liability for environmental contamination.

We could be liable to federal or state governments or other parties if hazardous substances contaminate or have contaminated our properties, including soil or water under our properties, or if hazardous substances from our properties contaminate or have contaminated the properties of others.  We could be liable for this type of contamination even if the contamination did not result from our activities or occurred before we owned or operated the properties.  We also could be liable for environmental contamination at properties to which we transported hazardous substances or arranged to have hazardous substances transported, treated or disposed.  Certain environmental laws such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and similar state laws, impose joint and several and strict liability in connection with environmental contamination, which means that we could have to pay all recoverable damages, even if we were only partially responsible or not responsible at all for the injury giving rise to the damages.  While we may seek contribution for these expenses from others, we may not be able to identify who the other responsible parties are and we may not be able to compel them to contribute to these expenses or they may be insolvent or unable to afford to contribute.  If we do incur liability under CERCLA or similar state laws and if we cannot identify other parties who we can compel to contribute to our expenses and who are financially able to do so, it could have a material adverse effect on our business, financial condition and results of operations.  See Item 1. “Business—Regulation.”

In addition, we have previously acquired, and may in the future acquire, businesses that may have handled and stored hazardous substances, including petroleum products, at their facilities.  These businesses may have released hazardous substances into soil or groundwater.  They also may have transported or disposed of hazardous substances or arranged to have transported, disposed of or treated hazardous substances to or at other properties where hazardous substances were released into soil or groundwater.  Depending on the nature of our acquisition of these businesses and other factors, we could be liable for the cost of cleaning up any contamination, and other damages, for which the businesses we acquired or acquire are liable.  Any indemnities or warranties we obtained or obtain in connection with the purchases of these businesses may not suffice to cover these liabilities, due to limited scope, amount or duration, the financial limitations of the party who gave or gives the indemnity or warranty or other reasons.

Accordingly, we could be subject to legal actions brought by governmental or private parties in connection with environmental contamination.  Any substantial liability associated with environmental contamination, whether to federal or state environmental authorities or other parties, could have a material adverse effect on our business, financial condition and results of operations.

We may also be susceptible to negative publicity if we are identified as the source of potential environmental contamination.  If an accident occurred with one of our transportation trucks, with the potential risk of even minor environmental contamination, the resulting media coverage could have a material adverse effect on our business, financial condition and results of operations.

Environmental and Other Liabilities—We will always face the risk of liability, and insurance may not always be available or sufficient.

Our industry presents risks of liability under statutes, regulations, contracts and tort law.  If we fail to comply with any duty imposed by these laws and contracts, liability for environmental contamination, personal injury or property damage may result.  We maintain pollution liability, general liability and workers’ compensation insurance which we believe is adequate to protect our business and employees.  If a claim is made against us for which we are uninsured, or for which we are underinsured, it could have a material adverse effect on our business, financial condition and results of operations.

Because we believe that the cost for environmental liability insurance is high relative to the coverage it would provide, we generally maintain our coverage at statutorily required levels.  Due to the limited nature of our insurance coverage for environmental liability, any substantial liability for environmental damage that we may incur could have a material adverse effect on our business, financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.

In the normal course of business, we are exposed to market risk, including changes in interest rates and certain commodity prices.  We use hedge agreements to manage a portion of our risks related to interest rates.  While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance.  We do not hold or issue derivative financial instruments for trading purposes.  We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow and earnings risk due to changes in interest rates with respect to the entire $46.4 million outstanding balance under our senior credit facility and $50.0 million of our Notes.  A one percentage point increase in interest rates on our variable rate debt as of December 31, 2002 would decrease our annual pre-tax income by approximately $964,000.  Because all of our remaining debt is at fixed rates, changes in market interest rates would not significantly impact our cash flows or results of operations.

In August 2002, we entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25.0 million of our Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We operate seven recycling facilities and sell other collected recyclable materials to third parties for processing before resale.  In a few markets, we share the profits from our resale of recycled materials with other parties to our recycling contracts.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts which pass commodity risk along to the customers, we believe, given historical trends and fluctuations within the recycling commodities market, that a 10% increase in average recycled commodity prices from the prices that were in effect at December 31, 2002 would not have a material impact on our cash flows or pre-tax income.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the report of independent auditors thereon set forth on pages F-1 through F-33 herein are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The table below sets forth certain information regarding our directors and executive officers and certain significant employees:

Name	Age	Positions
Jeffrey J. Keenan	45	Chairman of the Board
Charles F. Flood	56	President, Chief Executive Officer and Director
Thomas J. Cowee	46	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

P. Lawrence McGee	52	Senior Vice President and Chief Development Officer
Thomas L. Brown	49	Senior Vice President and Chief Operating Officer
Thomas J. Fowler	52	Vice President, General Counsel and Secretary
Stephen T. Moody	34	Vice President, Assistant Secretary and Corporate Controller

Gordon D. Peckham	57	Vice President, Operations-South Region
Charles R. Cummings(1)	66	Director
Thierry X. de Vergnes(2)	43	Director
Daniel M. Dickinson	41	Director
Bruce R. McMaken(1)(2)	43	Director
Robert E. Michalik(1)(2)	34	Director

(1)                Member of the audit committee of our board of directors.

(2)                Member of the compensation committee of our board of directors.

Directors

All of the members of our board of directors have been elected pursuant to our Amended and Restated Stockholders’ Agreement.  See Item 13. “Certain Relationships and Related Transactions—Amended and Restated Stockholders’ Agreement.”

Jeffrey J. Keenan is one of our founders and has been Chairman of our board of directors since 1997.  From 1997 to 1999, he was also our Vice President.  Mr. Keenan is currently the President of The United Company, a diversified private holding company with operations in oil and gas, real estate, golf course ownership and management, private equity and financial services.  From 1985 to 1996, Mr. Keenan served as a Managing Director at three large private equity funds, including AEA Investors, Inc. and Acadia Partners where he had senior responsibility for private equity investments.  From 1983 to 1985, Mr. Keenan served as an Associate and Vice President in the Financial Restructuring Group at Lehman Brothers. Mr. Keenan is the Managing Member of IESI Capital LLC, IESI Capital II LLC, IESI Capital III LLC, IESI Capital IV LLC and IESI Capital V LLC (collectively, “IESI Capital”), each of which owns shares of our common and/or preferred stock.  He has served as a member of the board of directors of more than 18 private and publicly-traded companies.  He has a B.A., M.B.A. and J.D. from the University of Chicago.

Charles F. Flood is one of our founders and has been our President, Chief Executive Officer and a member of our board of directors since our inception.  From 1989 to 1995, he was employed with Waste Management, as Group President from 1993 to 1995 in the northeastern United States, Regional Vice President from 1991 to 1993 in the south central United States and as Vice President of Operations in Texas from 1989 to 1991.  He was President of Laidlaw Waste Services’ U.S. solid waste operations from 1986 to 1987.  He was President of the North American solid waste operations for GSX Corporation from 1984 to 1986.  He was the Region Vice President of the Southern Region of SCA Services, Inc., from 1976 to 1984.  He has over 35 years of experience in the solid waste management industry.  He has a B.S. in education from the University of Miami.

Charles R. Cummings is one of our founders and has been a member of our board of directors since 1997.  From 1990 to July 2002, he was involved with AEA Investors, Inc., as a Managing Director from 1990 to 1994 and as a consultant from 1994 to July 2002.  From 1982 to 1990, he was the President and Chief Executive Officer of four companies: Coke Enterprises, Inc.; Global Transportation Services; Republic Supply Company; and Vision Hardware Group.  Prior to that, he was a partner with Arthur Young & Company.  Mr. Cummings is currently Chairman and Chief Executive Officer of Ophthalmic Innovations International, Inc., a designer, manufacturer and distributor of intraocular lenses.  In addition, he is currently the president of three equipment rental companies.  He has a B.B.A. in accounting from Texas Tech University.

Thierry X. de Vergnes has been a member of our board of directors since 1999.  He is a Managing Director and Co-Head of Indosuez Capital, the U.S.-based merchant banking division of Credit Agricole Indosuez.  Prior to that, he was with Compagnie de Suez, where he led the Corporate Finance Group advising on mergers and acquisitions and equity issues.  Prior to that, he was with Credit Agricole Indosuez working on merger and acquisition transactions.  Mr. de Vergnes is a graduate of l’Ecole Nationale Superieure des Mines de Nancy and l’Ecole Nationale Superieure des Ptroles et Moteurs.

Daniel M. Dickinson has been a member of our board of directors since 2001.  He has been employed since 2001 by, and is currently a Managing Partner of, Thayer Capital.  Prior to Thayer Capital, he spent more than fourteen years in mergers & acquisitions, most recently as Co-Head of Global M&A at Merrill Lynch.  His roles at Merrill Lynch also included leading the European M&A Group and, prior to that, the Global Manufacturing and Services M&A effort.  Mr. Dickinson has a J.D. and M.B.A. from The University of Chicago and a B.S. in Mechanical Engineering and Materials Science, magna cum laude, from Duke University.

Bruce R. McMaken has been a member of our board of directors since 1997.  He has been employed since 1992 by, and is currently a Senior Vice President and Managing Director of Corporate

Finance for, Sanders Morris Harris Inc., an investment banking firm.  Mr. McMaken serves as one of the managers of Environmental Opportunities Fund, Ltd. and Environmental Opportunities Fund II, L.P., two private equity funds managed by affiliates of Sanders Morris Harris Inc.  He is also a director of Knight Trading Group, Inc.  He has a B.A. from Cornell University.

Robert E. Michalik has been a member of our board of directors since 1998.  He has been employed since 1996 by, and is currently a Managing Director of, Thayer Capital, a private investment firm located in Washington, D.C. that focuses on middle market investments.  Prior to joining Thayer Capital, he was an associate at UBS Capital Corporation.  Prior to that, he worked in the mergers and acquisitions department at Morgan Stanley & Company, Inc.  Mr. Michalik is a director of Raleigh Cycle Limited and Iconixx Corporation.  He has a B.A. in economics from Yale University and an M.B.A. degree from Harvard Business School.

Executive Officers and Significant Employees

Additional information regarding our executive officers and certain significant employees who are not also directors is provided below.

Thomas J. Cowee has been our Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary since 2000.  From 1997 to 2000, he was our Chief Financial Officer, Vice President, Treasurer and Secretary.  From 1995 to 1997, he was Assistant Corporate Controller of USA Waste Services, Inc.  Prior to that, beginning in 1979, he held various positions with Waste Management: from 1994 to 1995, he was Division Vice President and Controller of its Texas operations; and from 1993 to 1994, he was Vice President and Regional Controller of its Pennsylvania Hauling Region—East Group.  He has over 20 years of financial management experience in the solid waste management industry.  He has a B.S. in accounting from Ohio State University.

P. Lawrence McGee has been our Senior Vice President and Chief Development Officer since January 2000.  Prior to that, he was our Vice President of Development since 1999.  Prior to that, in 1998, he provided acquisition consulting services to us.  From 1995 to 1998, he was employed with Browning Ferris Industries, Inc. as Vice President and Assistant Corporate Controller.  Prior to that, beginning in 1981, he held various positions with Waste Management and from 1990 to 1995 he was Vice President and Regional Controller of the Texas operations of Waste Management.  He has a B.S. in accounting from the University of Tennessee.

Thomas L. Brown has been our Senior Vice President and Chief Operating Officer since January 2000.  Prior to that, he was our Vice President, Operations—South Region since 1997.  Prior to that, he was employed with Waste Management as Regional President beginning in 1996 and as Division President from 1993 to 1996.  He has over 23 years experience in the solid waste management industry.  He has an A.S. in accounting from Missouri Southern College.

Thomas J. Fowler has been our Vice President, General Counsel and Secretary since February 2003.  From 1994 to February 2003, he was Vice President and General Counsel of Unity Hunt, Inc.  Prior to that, he had his own law practice from 1992 to 1994 and was Corporate Secretary and Legal Counsel for Laidlaw Waste Systems, Inc. from 1987 to 1992.  He has a J.D. and B.S. in accounting from St. Mary’s University of San Antonio and a B.A. in biology from the University of Texas.

Stephen T. Moody has been our Vice President and Corporate Controller since 2000.  Prior to that, beginning in 1997, he was our Corporate Controller.  Prior to that, he worked for five years with

Coopers & Lybrand in both litigation services and audit.  He has a B.B.A. in accounting from Texas A&M University.

Gordon D. Peckham has been our Vice President—South Region since January 2000.  Prior to that, he was our Vice President—Operations—Southeast Region since 1999.  We divested the operations constituting our former Southeast Region at year-end 1999.  Prior to that, he spent 24 years in various different managerial capacities with four different waste services companies.  Most recently, he spent six years as a Division President with Waste Management.

Committees of Our Board of Directors

Our by-laws provide that our board of directors may establish committees to exercise certain powers delegated by our board of directors.  Our board of directors has established an audit committee, the members of which are Messrs. Cummings, McMaken and Michalik, and a compensation committee, the members of which are Messrs. de Vergnes, McMaken and Michalik.  Both committees are made up of directors who are not employees of the Company but who may, collectively, be deemed to beneficially own a majority of the shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.” The audit committee oversees actions taken by our independent auditors and reviews our internal controls and procedures.  The compensation committee reviews and approves the compensation of our officers and management personnel and administers our 1999 stock option plan and annual bonus plans for management employees.

Compensation of Directors

None of the members of our board of directors receive compensation for service on our board of directors or any committee of our board of directors.  Each of our directors is entitled to be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at our board of directors’ meetings or of any committee thereof.

Item 11.  Executive Compensation.

The following table sets forth information about the cash and other compensation paid by us during 2002, 2001 and 2000 to our Chief Executive Officer and our other four most highly compensated executive officers serving at the end of 2002 (collectively, the “named executive officers”):

Summary Compensation Table

					Long—Term Compensation Awards
		Annual Compensation			Securities Underlying Options/SARs(2)	All Other Compensation(3)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)
Charles F. Flood	2002	$300,000	$72,500	—	55,000	$8,338
President and Chief Executive	2001	290,000	68,750	—	—	4,834
Officer	2000	275,000	37,500	—	—	3,507

Thomas J. Cowee	2002	210,000	50,000	—	23,000	5,310
Senior Vice President, Chief	2001	200,000	47,500	—	—	3,142
Financial Officer, Treasurer and Assistant Secretary	2000	190,000	26,250	—	—	5,496

Thomas L. Brown	2002	200,000	47,500	—	12,000	4,784
Senior Vice President and Chief	2001	190,000	40,000	—	—	3,106
Operating Officer	2000	150,000	7,500	—	—	4,459

Christopher V. Della Pietra(4)	2002	190,000	43,750	—	4,500	5,531
Vice President, General Counsel and	2001	175,000	32,500	—	—	2,797
Secretary	2000	130,214	60,132	—	—	176

P. Lawrence McGee	2002	175,000	40,000	—	6,000	2,847
Senior Vice President and Chief	2001	160,000	36,250	—	—	3,664
Development Officer	2000	175,050	10,000	—	—	3,788

(1)                For the years presented, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for any of our named executive officers.

(2)                Includes the following options that were granted on August 1, 2002 under the terms of our option exchange program in exchange for options cancelled on December 20, 2001:  Mr. Flood, 50,000; Mr. Cowee, 20,000; Mr. Brown, 6,000; Mr. Della Pietra, 3,000; and Mr. McGee, 4,500.  See “—1999 Stock Option Plan—Option Exchange Program.”

(3)                For the years presented, “All Other Compensation” consists of the matching contributions we made under our 401(k) plan, and the life insurance premiums we paid, on behalf of our named executive officers. During 2002, we made the following matching contributions under our 401(k) plan: Mr. Flood, $5,500; Mr. Cowee, $4,644; Mr. Brown, $4,154; Mr. Della Pietra, $5,177; and Mr. McGee, $2,019.  During the same period, we also paid the following life insurance premiums: Mr. Flood, $2,838; Mr. Cowee, $666; Mr. Brown, $630; Mr. Della Pietra, $354; and Mr. McGee, $828.

(4)                Mr. Della Pietra’s term as Vice President, General Counsel and Secretary ended effective as of January 2003.

Option Grants in 2002

The following table provides information with respect to stock options granted to our named executive officers during 2002:

	Individual Grants					Potential Realizable
	Number of		% of Total			Value At Assumed
	Securities		Options			Annual Rates of Stock
	Underlying		Granted to	Exercise or		Price Appreciation for
	Options/SARs		Employees in	Base Price per Share	Expiration	Option Term(2)
Name	Granted(1)		2002		Date	5%	10%
Charles F. Flood	50,000	a	48.7%	$ 80.00	7/31/12	N/A	N/A
	5,000		11.1	80.00	7/31/12	N/A	N/A

Thomas J. Cowee	20,000	a	19.5	80.00	7/31/12	N/A	N/A
	3,000		6.7	80.00	7/31/12	N/A	N/A

Thomas L. Brown	3,000	a	2.9	80.00	7/31/12	N/A	N/A
	500	b	4.7	80.00	7/31/12	N/A	N/A
	2,500	b	11.3	80.00	7/31/12	N/A	N/A
	6,000		13.4	80.00	7/31/12	N/A	N/A

Christopher V. Della Pietra.	1,000	a	1.0	80.00	7/31/12	N/A	N/A
	250	b	2.3	80.00	7/31/12	N/A	N/A
	1,750	c	7.9	80.00	7/31/12	N/A	N/A
	1,500		3.3	80.00	7/31/12	N/A	N/A

P. Lawrence McGee	3,000	a	2.9	80.00	7/31/12	N/A	N/A
	500	b	4.7	80.00	7/31/12	N/A	N/A
	1,000	c	4.5	80.00	7/31/12	N/A	N/A
	1,500		3.3	80.00	7/31/12	N/A	N/A

(1)          All of the stock options shown are exercisable for shares of our Class A voting common stock, were granted on August 1, 2002 and have a maximum term of ten years, subject to earlier termination in the event of the optionee’s cessation of service with us.  Each of the options will become exercisable on the eighth anniversary of the date of grant (or, in the case of any option granted under the terms of our option exchange program, the eighth anniversary of the date of grant of the related cancelled option), subject to acceleration upon an initial public offering of shares of our common stock or if we experience specific kinds of changes in control.  Options noted with an “a,” “b” or “c” were granted under the terms of our option exchange program in exchange for options cancelled on December 20, 2001.  Each such option will continue to vest and become exercisable for the underlying shares in accordance with the same vesting schedule that was in effect for the related cancelled option.  Accordingly, each option noted with an “a” will become exercisable on January 1, 2007, each option noted with a “b” will become exercisable on January 1, 2008 and each option marked with a “c” will become exercisable on January 1, 2009, in each case subject to acceleration as noted above.  See “—1999 Stock Option Plan—Option Exchange Program.”

(2)          There is no trading market for any class of our equity securities.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

The following table provides information with respect to the unexercised options held by our named executive officers as of the end of 2002:

	Number of Securities Underlying Unexercised ptions at FY-End		Value of Unexercised In-the-Money Options at FY-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles F. Flood	—	55,000	—	N/A
Thomas J. Cowee	—	23,000	—	N/A
Thomas L. Brown	—	12,000	—	N/A
Christopher V. Della Pietra	—	4,500	—	N/A
P. Lawrence McGee	—	6,000	—	N/A

(1)             There is no trading market for any class of our equity securities.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

We entered into employment agreements, effective as of December 1, 2001, with each of Mr. Flood and Mr. Cowee.  These agreements expire on December 31, 2004, unless earlier terminated by the executive or us.  On December 31 of each year, the terms of the agreements will extend for an additional year from the then current expiration date unless we advise the executive, in writing, to the contrary.

Pursuant to his employment agreement, Mr. Flood serves as our President and Chief Executive Officer at a minimum base salary of $300,000 per annum which is subject to annual review and increase in the sole discretion of our board of directors.

Pursuant to his employment agreement, Mr. Cowee serves as our Chief Financial Officer, Vice President, Treasurer and Assistant Secretary at a minimum base salary of $210,000 per annum which is subject to annual review and increase in the sole discretion of our board of directors.

Under each of these employment agreements, the executive may receive, in the sole discretion of our board of directors, an annual performance-based bonus of up to 100% of his salary in any given year in accordance with the bonus plan in effect at such time.  Each executive is entitled to receive all benefits made available to our executives generally, a monthly car allowance ($1,000 in the case of Mr. Flood and $750 in the case of Mr. Cowee) and reimbursement of reasonably documented expenses incurred in the performance of the executive’s duties, including up to $2,500 in annual country club dues.  Mr. Flood is entitled to four weeks, and Mr. Cowee is entitled to three weeks, of paid vacation time per year.

If we terminate the executive’s employment for “cause” or the executive terminates his employment without “good reason,” as such terms are defined in the respective employment agreements, the executive will be entitled to receive all salary and benefits accrued up to and including the date of termination.  In addition, we will have the option, exercisable during the 90-day period following such termination, to purchase all of our stock then owned by the executive, exclusive of unexercised options, at fair market value, as determined in good faith by our board of directors.  We will be entitled to pay the purchase price for such stock either in cash or by issuing a promissory note with an interest rate of 10% per annum and the principal payable in no more than three annual installments.  If we terminate the executive’s employment without “cause” or the executive terminates his employment for “good reason,” the executive will be entitled to receive his base salary then in effect and certain benefits for the remainder of the then applicable employment term.  In addition, the executive will have the option, exercisable during the 90-day period following such termination, to require us to purchase all of our stock then owned by him, exclusive of unexercised options, at fair market value, as determined in good faith by our board of directors.  We will be entitled to pay the purchase price for such stock either in cash or by issuing a promissory note with an interest rate of 10% per annum and the principal payable in no more than three equal annual installments.  A representative or executor may also exercise the executive’s put option within 90 days of the executive’s death or permanent disability.

In the event of a “change of control,” as defined in the respective employment agreements, following which the executive terminates his employment other than for “good reason,” the executive will be entitled to receive all salary and benefits accrued up to and including the date of such termination.  In the event of a “change of control” following which we terminate the executive’s employment without “cause,” the executive will be entitled to receive his base salary then in effect and certain benefits for the remainder of the employment term, but in any event for the greater of 18 months or the remainder of the term.

Messrs. Flood and Cowee are also bound in their employment agreements by non-interference, non-solicitation and non-competition covenants for a period of one year following the termination of their employment (other than a termination without “cause” or for “good reason”).  The geographic scope of these covenants extends to any jurisdiction in North America where competition may arise where our customers have operations, provided that such customers had a relationship with us within 90 days prior to the alleged breach of the covenant.  Each executive is subject to a confidentiality obligation to us for all our confidential information and trade secrets learned during the course of his employment with us.

Messrs. Brown and Della Pietra have severance agreements with us that entitle them to receive one year of their respective then current salaries plus 100% of their respective then most recent annual cash bonuses in the event of a “change of control,” as defined in the respective severance agreements, as a result of which, within six months following such “change of control,” any of the following occurs: (a) the executive’s employment is terminated, (b) there is a material reduction of the level of the executive’s compensation, prerequisites, responsibility, authority, title or scope of duties or (c) the location of the executive’s employment is moved by more than 50 miles.

Mr. McGee has a severance agreement with us that entitles him to one year of his then current base salary in the event that he is terminated by us for any reason except for “cause,” as defined in the severance agreement.

1999 Stock Option Plan

In January 1999, we adopted our 1999 stock option plan which permits us to make grants of non-qualified stock options exercisable for shares of our Class A voting common stock to certain of our key employees, consultants, advisors and directors.  The plan authorizes the issuance of options to acquire up to 200,000 shares of our Class A voting common stock.  In January, 2003, our board of directors approved an amendment to our 1999 stock option plan increasing the number of authorized shares thereunder by 50,000 to a total of 250,000 shares, subject to shareholder approval.  We are in the process of obtaining such shareholder approval.  We may not grant to any individual optionee an option or options to purchase, in the aggregate, more than 100,000 shares of our Class A voting common stock.  The compensation committee of our board of directors administers the plan.  Subject to the provisions of the plan, the compensation committee may (a) select those employees and individuals to be granted options, (b) determine the size, type and terms of options granted, (c) accelerate the exercisability of options and (d) generally administer and interpret the plan.  The exercise price per share for an option when granted is to be determined by the compensation committee of our board of directors and may be equal to or greater than the then fair market value per share of our Class A voting common stock.  Until such time as our stock is publicly traded, our compensation committee in its discretion will determine the fair market value of our Class A voting common stock.

Options granted under the plan are subject to certain vesting schedules determined by the compensation committee in its discretion, terminate up to ten years from the date of grant and may be exercised for specified periods after termination of the optionee’s employment or service relationship with us.  Upon exercise of an option, the exercise price must be paid in full, either in cash, or, in the discretion of the compensation committee, by delivery of shares of our Class A voting common stock that have been owned by the optionee for at least six months, or by any combination of the two.  The exercise price may also be paid, in the discretion of the compensation committee, by a broker under irrevocable instructions to deliver to us the amount of sale or loan proceeds sufficient to pay the exercise price.  The compensation committee is authorized to allow any other method of payment that is consistent with applicable law and the purpose of the plan, including payment by means of a cashless exercise.

In the event of (a) the consummation of a tender offer for ownership of 50% or more of our outstanding voting stock, (b) the merger, reorganization or consolidation or (c) the sale of all or substantially all of our assets or 50% or more of our outstanding voting stock, each option outstanding on the date of such change of control shall become fully vested and exercisable, subject to certain further terms and conditions in the discretion of the compensation committee.

Our board of directors may amend or suspend all or any part of the plan, provided that, without prior stockholder approval, no amendment may increase the number of shares that may be issued under the plan or to an individual stockholder.  No amendment or suspension of the plan may adversely affect the rights of any optionee without the optionee’s written consent.

Option Exchange Program

In December 2001, we implemented an option exchange program to more closely align the exercise prices of stock options previously granted under our 1999 stock option plan to our directors, executive officers and other employees with the fair market value of the underlying shares and thereby address the inability of those options to serve as a meaningful incentive for optionees to remain in our employ or as directors.  Under this program, each optionee then providing services as an employee or director who held an outstanding option under our 1999 stock option plan was given the opportunity to exchange that option for a new option under our 1999 stock option plan for the same number of shares of Class A voting common stock to be granted at least six months and one day after the date of cancellation of the old option.  On or about December 20, 2001, we accepted for exchange and cancellation options to purchase an aggregate of 135,416 shares of our Class A voting common stock, representing more than 94% of our then outstanding options.  Each of our named executive officers tendered all of his options pursuant to the exchange program.  On August 1, 2002, we granted new options under our 1999 stock option plan to purchase an aggregate of 135,416 shares of our Class A voting common stock to optionees who tendered options pursuant to the option exchange program in exchange for the optionees’ related cancelled options.  The exercise price per share for such new options is $80.00, the fair market value per share of our Class A voting common stock on the grant date.  Each such new option will continue to vest and become exercisable in accordance with the same vesting schedule that was in effect for the related cancelled option.

401(k) Plan

We maintain a 401(k) Savings Plan, a plan established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code, for the benefit of our non- union employees.  All of our non-union employees are eligible to participate on the first day of the month following their employment.  Subject to various limits, eligible employees may defer up to 25% of their annual cash compensation on a pre-tax basis.  We have the discretion to match a percentage of a participating employee’s pre-tax deferrals up to 6% of the employee’s annual cash compensation.  Historically, the percentage for this discretionary match has been 50%.  Participating employees fully vest with respect to our matching contributions after three years of service with us.

Annual Bonus Plans

The compensation committee of our board of directors annually adopts a new bonus plan for our management employees.  Under the plans, bonuses for our corporate management are based on our annual EBITDA margins and bonuses for our regional, district and division management and employees are based on the EBITDA margins for their respective regions, districts or divisions.

Each of our Chief Executive Officer and Chief Financial Officer is eligible for a base bonus equal to 25% of his base salary if we attain the budgeted annual EBITDA margin for our entire corporation.  If we exceed our budgeted annual EBITDA margin, each of our Chief Executive Officer and Chief Financial Officer will be eligible for an additional bonus of up to 75% of his base salary.  If we do not attain our budgeted annual EBITDA margin, bonuses for the Chief Executive Officer and the Chief Financial Officer are discretionary and subject to approval of the compensation committee of our board of directors.

Each of our Senior Vice Presidents and our South Region Vice President are eligible for a base bonus equal to 25% of their respective base salary if the annual regional budgeted EBITDA margin is attained.  If our budgeted annual EBITDA margin is exceeded or if budgeted annual EBITDA margin is not attained, additional bonus amounts for our managers are discretionary and subject to our Chief Executive Officer’s approval.

Compensation Committee Interlocks and Insider Participation

Mr. de Vergnes is a member of the compensation committee of our board of directors.  Mr. de Vergnes is a member of SEI Capital, LLC, the general partner of Suez Equity Investors, L.P. (“Suez Equity”), and Mr. de Vergnes is also a partner of SEI Associates.  Each of Suez Equity and SEI Associates has entered into certain agreements with us as described under Item 13.  “Certain Relationships and Related Transactions” and owns shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Mr. McMaken is a member of the compensation committee of our board of directors. Mr. McMaken is one of the managers of Environmental Opportunities Fund, L.P. (“EOF”), Environmental Opportunities Fund II, L.P. (“EOF2”) and Environmental Opportunities Fund II (Institutional), L.P. (“EOF2(I)”) and is also a member of the investment committees of Environmental Opportunities Management Company, L.L.C., the general partner of EOF, and Fund II Mgt. Co., LLC, the general partner of EOF2 and EOF2(I). Each of EOF, EOF2 and EOF2(I) has entered into certain agreements with us as described under Item 13. “Certain Relationships and Related Transactions” and owns shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Mr. Michalik is a member of the compensation committee of our board of directors.  Mr. Michalik is a Managing Director of TC Equity Partners IV, L.L.C., the general partner of Thayer Equity Investors IV, L.P. (“Thayer Equity”), and is also a Managing Director of TC Management Partners IV, L.L.C., the managing member of TC Co-Investors IV, L.L.C., which is the managing member of TC Carting II LLC (“TC Carting II”).  Mr. Michalik is also a Managing Director of TC Equity Partners, L.L.C., the general partner of Thayer Equity Investors III, L.P., which is the managing member of TC Carting LLC (“TC Carting”).  Each of Thayer Equity, TC Carting and TC Carting II has entered into certain agreements with us as described under Item 13. “Certain Relationships and Related Transactions” and owns shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 15, 2003, the following shares of our capital stock were issued and outstanding:  142,000 shares of our Class A voting common Stock, 112,980.18 of our Class B non-voting common stock, 32,000 shares of our Series A convertible preferred stock, 20,100 shares of our Series B convertible preferred stock, 55,000 shares of our Series C convertible preferred stock and 55,000 shares of our Series D convertible preferred stock.

Subject to applicable law, holders of shares of our Class B non-voting common stock are entitled at any time to convert each share of our Class B non-voting common stock into one share of our Class A voting common stock, subject to adjustment.  Holders of shares of our preferred stock are entitled at any time to convert all or any portion of their shares of preferred stock into shares of our Class A voting common stock or, if required by applicable law, our Class B non-voting common stock, at the conversion rates described under “Description of Capital Stock—Conversion.”

The principal record owners of our shares of capital stock are as follows:

•                                          Class A voting common stock: IESI Capital LLC, 53.5%; EOF, 28.9%; and Jim Sowell Construction Co., Inc.  (“Sowell Construction”), 8.5%;

•                                          Class B non-voting common stock: Suez Equity and its affiliate, SEI Associates (together with Suez Equity, “Suez”), an aggregate of 44.3%; and BancBoston Investments, Inc. (“BancBoston”), 17.7%;

•                                          Series A convertible preferred stock: TC Carting, 50.0%; IESI Capital II LLC, 13.8%; Suez, 12.5%; EOF and its affiliates, EOF2 and EOF2(I), an aggregate of 12.5%; BancBoston, 5.0%; and Sowell Construction, 6.3%;

•                                          Series B convertible preferred stock: TC Carting, 69.7%; IESI Capital III LLC, 6.0%; Suez, 10.0%; and EOF2 and its affiliate, EOF2(I), an aggregate of 11.9%;

•                                          Series C convertible preferred stock: Thayer Equity, 75.9%; IESI Capital IV LLC, 12.3%; and Suez, 11.8%; and

•                                          Series D convertible preferred stock: Thayer Equity and its affiliate, TC Carting II, an aggregate of 72.7%; IESI Capital V LLC, 11.8%; Indosuez Capital Partners 2001, L.P. (“Indosuez”), 11.8%; and EOF2 and its affiliate, EOF2(I), an aggregate of 3.6%.

Our stockholders include certain investment funds and their affiliates.  As of March 15, 2003, these stockholders had the interests in shares of our Class A voting common stock set forth in the table below, assuming conversion of all shares of our Class B non-voting common stock and all shares of all series of our preferred stock into shares of our Class A voting common stock.  In addition, certain members of our management hold, in addition to their direct investments in us, interests in one or more of the IESI Capital entities.

Investment Fund	Percent of Total Voting Shares
Thayer Equity Investors Funds	58.9
IESI Capital	14.1
Suez	8.4
Indosuez	4.4
Environmental Opportunities Funds	7.1
BancBoston Investments	2.2

The following table sets forth certain information as of March 15, 2003 regarding the beneficial ownership of our capital stock by:

•                                          each person known to us to be the beneficial owner of more than 5% of the outstanding shares of any class of our voting securities;

•                                          each of our directors;

•                                          each of our executive officers named in the Summary Compensation Table; and

•                                          all of our directors and executive officers as a group.

We believe that each individual or entity named has sole investment and voting power with respect to the capital stock indicated as beneficially owned by them, except as otherwise noted.  Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o IESI Corporation, 6125 Airport Freeway, Suite 202, Haltom City, Texas 76117.

Name	Class A Voting Common Stock(1)	Percent of Class	Series A Convertible Preferred Stock	Percent of Class	Series B Convertible Preferred Stock	Percent of Class	Series C Convertible Preferred Stock	Percent of Class	Series D Convertible Preferred Stock	Percent of Class	Percent of Total Voting Shares(2)

Charles F. Flood(3)	5,050	3.5%	—	—	100	*	—	—	—	—	*
Thomas L. Brown(4)	—	—	—	—	—	—	—	—	—	—	—
Charles R. Cummings	3,000	2.1%	—	—	—	—	—	—	—	—	*
Thomas J. Cowee(5)	—	—	—	—	—	—	—	—	—	—	—
Christopher V. Della Pietra(6)	—	—	—	—	—	—	—	—	—	—	—
Jeffrey J. Keenan(7)	258,273	79.6%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	14.1%
Thierry X. de Vergnes(11)	153,355	51.9%	4,000	12.5%	2,000	10.0%	6,500	11.8%	—	—	8.4%
P. Lawrence McGee(8)	—	—	—	—	—	—	—	—	—	—	—
Bruce R. McMaken(9)	130,000	56.3%	4,000	12.5%	2,400	11.9%	—	—	2,000	3.6%	7.1%
Robert E. Michalik(10)	1,078,473	88.4%	16,000	50.0%	14,000	69.7%	41,750	75.9%	40,000	72.7%	58.9%
Daniel M. Dickinson(10)	1,078,473	88.4%	16,000	50.0%	14,000	69.7%	41,750	75.9%	40,000	72.7%	58.9%
TC Carting LLC(10)	1,078,473	88.4%	16,000	50.0%	14,000	69.7%	41,750	75.9%	40,000	72.7%	58.9%
Thayer Equity Investors IV, L.P.(10)	1,078,473	88.4%	16,000	50.0%	14,000	69.7%	41,750	75.9%	40,000	72.7%	58.9%
IESI Capital LLC(7)	258,273	79.6%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	14.1%
IESI Capital II LLC(7)	258,273	79.6%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	14.1%
IESI Capital III LLC(7)	258,273	79.6%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	14.1%
IESI Capital IV LLC(7)	258,273	79.6%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	14.1%
IESI Capital V LLC(7)	258,273	79.6%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	14.1%
Suez Equity Investors, L.P.(11)	153,355	51.9%	4,000	12.5%	2,000	10.0%	6,500	11.8%	—	—	8.4%
Indosuez Capital Partners 2001, L.P.(12)	81,250	36.4%	—	—	—	—	—	—	6,500	11.8%	4.4%
Environmental Opportunities Fund, L.P.(9)	130,000	56.3%	4,000	12.5%	2,400	11.9%	—	—	2,000	3.6%	7.1%
Environmental Opportunities Fund II (Institutional), L.P.(9)	130,000	56.3%	4,000	12.5%	2,400	11.9%	—	—	2,000	3.6%	7.1%
BancBoston Investments Inc.(13)	40,000	24.7%	1,600	5.0%	400	2.0%	—	—	—	—	2.2%
Jim Sowell Construction Co., Inc.(14)	35,500	21.5%	2,000	6.3%	—	—	—	—	—	—	2.2%
All directors and executive officers as a group (13 persons)(15)	1,474,796	98.8%	24,400	76.3%	17,700	88.1%	48,500	88.2%	48,500	88.2%	80.6%

*                                         Less than 1%

(1)                                  In accordance with Rule 13d-3 under the Exchange Act, for purposes of this table, a person is deemed to be the beneficial owner of any shares of capital stock if such person has or shares voting power or investment power with respect to such capital stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table.  Any shares of capital stock not outstanding which are subject to any such right to acquire beneficial ownership within 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

For purposes of determining the number of shares of Class A voting common stock held by a person, the information in the table assumes the conversion by such person of:

•                                          shares of our Class B non-voting common stock into shares of our Class A voting common stock on a 1 for 1 basis;

•                                          shares of our Series A convertible preferred stock and Series B convertible preferred stock into shares of our Class A voting common stock on a 10 for 1 basis;

•                                          shares of our Series C convertible preferred stock into shares of our Class A voting common stock on a 6.67 for 1 basis; and

•                                          shares of our Series D convertible preferred stock into shares of our Class A voting common stock on a 12.5 for 1 basis.

(2)                                  Assumes the conversion of all shares of our Class B non-voting common stock and preferred stock into shares of our Class A voting common stock on the basis described in note (1) above.

(3)                                  Does not include (a) any portion of the 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC of which Mr. Flood owns a 4.4% membership interest or (b) any portion of the 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC of which Mr. Flood owns a 3.8% membership interest.

(4)                                  Does not include (a) any portion of the 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC of which Mr. Brown owns a 1.5% membership interest or (b) any portion of the 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC of which Mr. Brown owns a 0.4% membership interest.

(5)                                  Does not include any portion of the 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC of which Mr. Cowee owns a 0.4% membership interest.

(6)                                  Does not include (a) any portion of the 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC of which Mr. Della Pietra owns a 0.8% membership interest or (b) any portion of the 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC of which Mr. Della Pietra owns a 0.6% membership interest.

(7)                                  The IESI Capital entities may be deemed to be affiliates.  See Item 13. “Certain Relationships and Related Transactions.”  Consists of (a) 76,000 shares of our Class A voting common stock owned by IESI Capital LLC, (b) 4,400 shares of our Series A convertible preferred stock owned by IESI Capital II LLC, (c) 1,200 shares of our Series B convertible preferred stock owned by IESI Capital III LLC, (d) 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC and (e) 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC.  Mr. Keenan is a beneficial owner of the shares owned by IESI Capital.  The address for such beneficial owners is c/o IESI Capital LLC, 11201 Brookwood Street, Leawood, Kansas, 66211.

(8)                                  Does not include any portion of the 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC of which Mr. McGee owns a 1.1% membership interest.

(9)                                  EOF and EOF2(I) may be deemed to be affiliates.  See Item 13. “Certain Relationships and Related Transactions.”  Consists of (a) 41,000 shares of our Class A voting common stock and 1,600 shares of our Series A convertible preferred stock owned by EOF, (b) 1,875 shares of our Series A convertible preferred stock, 1,887 shares of our Series B convertible preferred stock and 1,570 shares of our Series D convertible preferred stock owned by EOF2(I) and (c) 525 shares of our Series A convertible preferred stock, 513 shares of our Series B convertible preferred stock and 430 shares of our Series D convertible preferred stock owned by EOF2, which may be deemed to be an affiliate of EOF and EOF2(I).  Mr. McMaken may be deemed to be the beneficial owner of the shares owned by EOF, EOF2 and EOF2(I).  See Item 13. “Certain Relationships and Related Transactions.”  Messrs. Kenneth Ch’uan-K’ai Leung and John Quirk, members of the investment committee of Environmental Opportunities Management Company, L.L.C., the general partner of EOF, may also be deemed to be the beneficial owners of the shares owned by EOF.  Messrs. Ch’uan-K’ai Leung and Bruce Cummings, members of the investment committee of Fund II Mgt. Co., LLC, the general partner of EOF2 and EOF2(I), may also be deemed to be the beneficial owners of the shares owned by EOF2 and EOF2(I).  Each of Messrs. McMaken, Ch’uan-K’ai Leung, Quirk and Cummings disclaims such beneficial ownership.  The address for such beneficial owners is c/o Environmental Opportunities Fund, Sanders Morris Harris, 3100 Chase Tower, 600 Travis Street, Suite 3100, Houston, Texas, 77002.

(10)                            TC Carting and Thayer Equity may be deemed to be affiliates.  See Item 13. “Certain Relationships and Related Transactions.”  Consists of (a) 16,000 shares of our Series A convertible preferred stock and 14,000 shares of our Series B convertible preferred stock owned by TC Carting, (b) 41,750 shares of our Series C convertible preferred stock and 39,967.677 shares of our Series D convertible preferred stock owned by Thayer Equity and (c) 32.323 shares of our Series D convertible preferred stock owned by TC Carting II, which may be deemed to be an affiliate of TC Carting and Thayer Equity.  Each of Messrs. Dickinson and Michalik may be deemed to be the beneficial owner of the shares owned by Thayer Equity and TC Carting II, and Mr. Michalik may also be deemed to be the beneficial owner of the shares owned by TC Carting.  See Item 13. “Certain Relationships and Related Transactions.”  Messrs. Frederick V. Malek, Carl J. Rickertsen and Jeffrey W. Gottman, Managing Partners of TC Equity Partners IV, L.L.C., the general partner of Thayer Equity, may also be deemed to be the beneficial owners of the shares owned by Thayer Equity.  Messrs. Malek and Rickertsen and Dr. Paul G. Stern, the managing members of TC Equity Partners, L.L.C., the general partner of Thayer Equity Investors III, L.P., which is the managing member of TC Carting, may also be deemed to be the beneficial owners of the shares owned by TC Carting.  Each of Messrs. Dickinson, Michalik, Malek, Rickertsen and Gottman and Dr. Stern disclaims such beneficial ownership.  The address for such beneficial owners is c/o Thayer Equity Investors IV, L.P., 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(11)                            Consists of (a) 45,930 shares of our Class B non-voting common stock, 3,674.4 shares of our Series A convertible preferred stock, 1,837.2 shares of our Series B convertible preferred stock and 6,274.15 shares of our Series C convertible preferred stock owned by Suez Equity and (b) 4,070 shares of our Class B non-voting common stock, 325.6 shares of our Series A convertible preferred stock, 162.80 shares of our Series B convertible preferred stock and 225.85 shares of our Series C convertible preferred stock owned by SEI Associates, which may be deemed to be an affiliate of Suez Equity.  Mr. de Vergnes may be deemed to be the beneficial owner of the shares owned by Suez Equity and SEI Associates.  See Item 13. “Certain Relationships and Related Transactions.”  Mr. Les Lieberman, the managing member of SEI Capital, LLC, the general partner of Suez Equity, may also be deemed to be the beneficial owner of the shares owned by Suez Equity.  Each of Messrs. de Vergnes and Lieberman disclaims such beneficial ownership.  The address for such beneficial owners is 712 Fifth Avenue, 24th Floor, New York, New York 10019.

(12)                            The general partner of Indosuez Capital Partners 2001, L.P. is Indosuez CM II, Inc., a wholly-owned subsidiary of Indosuez North America Holdings, Inc., which, in turn, is a wholly-owned subsidiary of Credit Agricole Indosuez, a French socíete  anonyme, which, in turn, is a wholly-owned subsidiary of Credit Agricole SA, a French socíete anonyme whose securities are listed on the Paris Stock Exchange.  The address for Indosuez Capital Partners 2001, L.P. is 666 Third Avenue, 9th Floor, New York, New York 10017.

(13)                            The address for such beneficial owner is c/o Fleet National Bank, 100 Federal Street, MA DE 10008H, Boston, Massachusetts, 02110.

(14)                            Consists of (a) 12,000 shares of our Class A voting common stock, (b) 2,000 shares of our Series A convertible preferred stock and (c) a warrant to purchase 3,500 shares of our Class A voting common stock.  Mr. Jim Sowell may be deemed to be the beneficial owner of the shares owned by Sowell Construction.  The address for such beneficial owners is 1601 Elm Street, Suite 300, Dallas, Texas, 75201.

(15)                            Consists of shares held by members of management and certain stockholders that may be deemed to be beneficially owned by certain members of our board of directors.  Certain of such members of our board of directors disclaim such beneficial ownership.

Equity Compensation Plan Information

The following table summarizes information about securities authorized for issuance under our equity compensation plans as of December 31, 2002:

Plan Category			(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

		(b) Weighted-Average Exercise Price of Outstanding Options and Warrants
	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants

Equity compensation plans approved by security holders	185,561.7	$80.88	14,438.3
Equity compensation plans not approved by security holders	750.0(1)	$100.00	—
Total	186,311.7	$80.95	14,438.3

(1)                                  Represents shares issuable upon exercise of an outstanding, fully vested warrant issued in 1998 as consideration for services rendered to us.  The warrant has an exercise price of $100.00 and expires on December 31, 2006.

Item 13.  Certain Relationships and Related Transactions.

During 2002, we paid Mr. Keenan approximately $250,000 for his advisory services and expenses related to the offering of our Notes.  Mr. Keenan is our Chairman and a managing member of, and equity holder in, IESI Capital LLC, IESI Capital II LLC, IESI Capital III LLC, IESI Capital IV, LLC and IESI Capital V LLC, each of own which shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

We have agreed to purchase an airplane from Mr. Keenan for its fair value as determined by two independent appraisals.  We have paid Mr. Keenan $1.0 million as an advance towards the purchase price of the airplane and will pay him the balance after our receipt of the appraisal reports.  Mr. Keenan purchased the airplane in July 2001 for $1.2 million and subsequently invested an additional $75,000 for various improvements to the airplane.  We expect to consummate the acquisition in April 2003 and that the total purchase price will be approximately $1.2 million.

Mr. Dickinson, a member of our board of directors, is a Managing Partner of, and Mr. Michalik, also a member of our board of directors as well as the audit and compensation committees of our board of directors, is a Managing Director of, TC Equity Partners IV, L.L.C., the general partner of Thayer Equity, which owns shares of our capital stock.  In addition, Mr. Dickinson is a Managing Partner of, and Mr. Michalik is a Managing Director of, TC Management Partners IV, L.L.C., the managing member of TC Co-Investors IV, L.L.C., which is the managing member of TC Carting II which also owns shares of our capital stock.  Mr. Michalik is also a Managing Director of TC Equity Partners, L.L.C., the general partner of Thayer Equity Investors III, L.P., which is the managing member of TC Carting which owns shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Mr. McMaken, a member of our board of directors as well as the audit and compensation committees of our board of directors, is one of the managers of EOF, EOF2 and EOF2(I) and is also a member of the investment committees of Environmental Opportunities Management Company, L.L.C., the general partner of EOF, and Fund II Mgt. Co., LLC, the general partner of EOF2 and EOF2(I).  EOF, EOF2 and EOF2(I) own shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Mr. de Vergnes, a member of our board of directors as well as the compensation committee of our board of directors, is a member of SEI Capital, LLC, the general partner of Suez Equity, which owns shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”  Mr. de Vergnes also serves as Suez Equity’s current director designee pursuant to our Amended and Restated Stockholders’ Agreement.  In addition, Mr. de Vergnes is a partner of SEI Associates, which owns shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

During 2002, we paid to Fleet, the administrative agent under our senior credit facility, an aggregate amount of $252,500 in fees and expenses related to the amendment to our senior credit facility adopted in connection with the offering of our Notes.  Fleet is an affiliate of BancBoston, which owns shares of our capital stock.  See Item 12. “Securities Ownership of Certain Beneficial Owners and Management.”

Amended and Restated Stockholders’ Agreement

We entered into an Amended and Restated Stockholders’ Agreement, dated as of September 10, 2001, with all our stockholders and warrant holders.  The terms of our Amended and Restated Stockholders’ Agreement are as follows:

Board of Directors

Our board of directors currently consists of seven members designated as follows:

•                                          IESI Capital is entitled to designate one director, with Mr. Keenan serving as its current designee;

•                                          Mr. Flood is entitled to be a director as long as he is our Chief Executive Officer;

•                                          EOF is entitled to designate one director, with Mr. McMaken serving as the current designee;

•                                          TC Carting is entitled to designate two directors, with Messrs. Michalik and Dickinson serving as its current designees;

•                                          Thayer Equity is entitled to designate two directors, but, to date, has only designated one director, with Mr. Cummings currently serving as such designee; and

•                                          Suez Equity is entitled, subject to certain regulatory requirements, to designate one director, with Mr. de Vergnes serving as its current designee.

In the event of a tie in any vote of our board of directors, the TC Carting director nominee who has been designated by TC Carting as the tie-breaker has the right to cast the tie-breaking vote.  In addition, James E. Sowell is entitled to designate a representative to attend and observe all of our board of directors’ meetings and receive all information and consents distributed to directors.  In the event that Suez Equity fails or is unable to designate a director based on certain regulatory requirements, our board of directors will consist of not more than seven members and Suez Equity will be entitled to designate a representative to observe all of our board of directors’ meetings and receive all information and consents distributed to directors.

Any committee that our board of directors may constitute shall include representatives designated by:

•              IESI Capital;

•              EOF;

•              TC Carting;

•              Thayer Equity; and

•              Suez Equity;

in the same proportions as they are represented on our board of directors.

Restrictions on Transfer

There are certain restrictions with respect to the sale, transfer or other disposition of our capital stock, including the following:

•                                          if any stockholder proposes to transfer shares of our capital stock, we have a 10-day period to elect to purchase such shares;

•                                          if any stockholder or group of stockholders proposes to transfer shares constituting at least 5% of the outstanding shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock, all of our other stockholders will be entitled to sell a pro rata portion of their stock in the sale at the same price and on the same terms and conditions as are applicable to the shares proposed to be transferred by such stockholder or group of stockholders;

•                                          if TC Carting, TC Carting II or Thayer Equity propose to transfer a majority of the outstanding shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock, to a non-affiliate, they may require all other stockholders to transfer the same percentage of their stock under the same terms and conditions and, if stockholder approval is necessary, that all other stockholders vote in favor of the transfer; and

•                                          all of our stockholders have certain preemptive rights with respect to issuances of our equity securities, other than (i) issuances of our securities to our employees, officers and directors under our benefit plans and (ii) certain specified issuances made as part of the consideration paid by us in connection with any merger, consolidation or purchase of the assets or business of another entity.

Upon exercise of their warrants, holders of our warrants will have the same rights as stockholders under, and will be subject to the terms of, our Amended and Restated Stockholders’ Agreement with respect to those shares.

Approval by TC Carting and Thayer Equity

We must obtain the consent of the directors designated by Thayer Equity and TC Carting before we may, among other things:

•                                          substantially change our business or financial plan;

•                                          make any expenditure for fixed or capital assets greater than 10% of the limit set forth in our business or financial plan (which limit is set by our board of directors annually and is approximately $28.0 million for 2002);

•                                          sell control of all or substantially all of our assets or any of our capital stock;

•                                          acquire all or substantially all the ownership interests or assets, or any division, of another company;

•                                          modify our senior credit facility or incur certain other debt;

•                                          enter into any material transaction with an affiliate;

•                                          lend funds;

•                                          declare a dividend; or

•                                          change our Chairman, Chief Executive Officer, Chief Operating Officer or Chief Financial Officer.

Amendment

Amendments to our Amended and Restated Stockholders’ Agreement require our consent and the written consent of holders of not less than 70% of the shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock.

Termination

With the exception of the provision relating to composition of our board of directors, all provisions of our Amended and Restated Stockholders’ Agreement will terminate upon (a) the effective date of an initial public offering of at least $20 million of our common stock or (b) any merger, sale or other transaction involving the transfer of ownership of more than 50% of our then outstanding voting stock.

Registration Rights

Amended and Restated Registration Rights Agreement

We entered into an Amended and Restated Registration Rights Agreement, dated as of June 30, 1999, with all our then existing stockholders and our warrant holders.

Our Amended and Restated Registration Rights Agreement provides that the holders of at least 15% of the shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock, may request, on any of three occasions on or after the earlier of the effective date of an initial public offering of our capital stock and June 25, 2002, that we register our capital stock; however, less than 15% may demand registration if the anticipated aggregate price of the capital stock to be registered would exceed $5 million, subject to certain exceptions.  In addition, whenever we propose to register a public offering of common stock, upon any request by the stockholders, we are required to use our best efforts to include their shares in the offering.

Pursuant to our Amended and Restated Registration Rights Agreement, our stockholders have agreed with us that they will not effect any public sale or distribution of our equity securities during the seven-day period prior to, and the 90-day period following, the effective date of any registration statement.

We will bear all registration expenses, except underwriting discounts and selling commissions, incurred in connection with the registrations described above.  We have agreed with the stockholders to indemnify each other against certain liabilities, including liabilities under federal and state securities laws.

Subordinate Registration Rights Agreement

In connection with the issuance of our Series D convertible preferred stock, we were not able to obtain all signatures necessary to amend and restate the June 1999 Amended and Restated Registration Rights Agreement.  Accordingly, we entered into a Subordinate Registration Rights Agreement and we intend to enter into a side letter with our stockholders, as described below.  If at any time we are able to obtain all necessary signatures to a new amended and restated registration rights agreement, our Subordinate Registration Rights Agreement and our June 1999 Amended and Restated Registration Rights Agreement will be terminated and superseded by such new amended and restated registration rights agreement.

Pursuant to our Subordinate Registration Rights Agreement, holders of at least 15% of the shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock, may request on any of three occasions on or after the earlier of the effective date of an initial public offering of our capital stock and June 25, 2004, that we register our capital stock; however, less than 15% may demand registration if the anticipated aggregate price of the capital stock to be registered would exceed $5 million, subject to certain exceptions.  In addition, whenever we propose to register a public offering of common stock, upon any request by the stockholders, we are required to use our best efforts to include their shares in the offering.

Pursuant to our Subordinate Registration Rights Agreement, we agreed along with our stockholders not to effect any public sale or distribution of our equity securities during the seven-day period prior to, and the 90-day period following, the effective date of any registration statement.

We will bear all registration expenses, except underwriting discounts and selling commissions, incurred in connection with the registrations described above.  We have agreed with the stockholders to indemnify each other against certain liabilities, including liabilities under federal and state securities laws.

Side Letter Regarding Registration Rights of Certain Stockholders

We also intend to enter into a side letter with certain of our stockholders.  The side letter will provide that the rights of the stockholders under the June 1999 Amended and Restated Registration Rights Agreement will be subordinated to the rights which would have been granted if a new amended and restated rights agreement had become effective in connection with the issuance of our Series D convertible preferred stock.  The right of the parties, pursuant to the June 1999 Amended and Restated Registration Rights Agreement, to request registration would also be extended until the earlier of an IPO and June 25, 2004.  Any provision of the side letter may be waived with our consent along with 70% of our outstanding capital stock.

Item 14.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this Annual Report on Form 10-K, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)         The following documents are filed as part of this Annual Report on Form 10-K:

(1)

Financial Statements:

(i)            Report of Independent Auditors.

(ii)           Consolidated Balance Sheets as of December 31, 2002 and 2001.

(iii)          Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

(iv)         Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000.

(v)           Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

(vi)          Notes to Consolidated Financial Statements.

(2)

Financial Statement Schedules:

Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is presented in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits that are filed as part of this Annual Report on Form 10-K or incorporated by reference herein are set forth in the accompanying Exhibit Index.

(b)         Reports on Form 8-K: None.

(c)         Exhibits:

The exhibits that are filed as part of this Annual Report on Form 10-K or incorporated by reference herein are set forth in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IESI CORPORATION

BY:	/s/ CHARLES F. FLOOD
Charles F. Flood
President and Chief Executive Officer

Date:  March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY J. KEENAN	Chairman of the Board of Directors	March 25, 2003
Jeffrey J. Keenan

/s/ CHARLES F. FLOOD	President, Chief Executive Officer and Director	March 25, 2003
Charles F. Flood	(Principal Executive Officer)

/s/ THOMAS J. COWEE	Vice President, Chief Financial Officer, Treasurer and	March 25, 2003
Thomas J. Cowee	Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ CHARLES R. CUMMINGS	Director	March 25, 2003
Charles R. Cummings

/s/ THIERRY X. DE VERGNES	Director	March 25, 2003
Thierry X. de Vergnes

/s/ DANIEL M. DICKINSON	Director	March 25, 2003
Daniel M. Dickinson

/s/ BRUCE R. MCMAKEN	Director	March 25, 2003
Bruce R. McMaken

/s/ ROBERT E. MICHALIK	Director	March 25, 2003
Robert E. Michalik

CERTIFICATIONS

I, Charles F. Flood, President and Chief Executive Officer of IESI Corporation, certify that:

1.                I have reviewed this annual report on Form 10-K of IESI Corporation (the “registrant”);

2.                Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Charles F. Flood
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Thomas J. Cowee, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of IESI Corporation, certify that:

1.                I have reviewed this annual report on Form 10-K of IESI Corporation (the “registrant”);

2.                Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Thomas J. Cowee
Vice President, Chief Financial
Officer, Treasurer and Assistant
Secretary (Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders.  No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

IESI CORPORATION

Report of Independent Auditors

The Board of Directors

IESI Corporation

We have audited the accompanying consolidated balance sheets of IESI Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IESI Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

/s/ Ernst & Young LLP

March 7, 2003
Fort Worth, Texas

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$2,589,726	$2,171,384
Accounts receivable-trade, less allowance of $941,000 and $939,000 at December 31, 2002 and 2001, respectively	27,516,534	24,725,532
Deferred income taxes	849,649	356,807
Prepaid expenses and other current assets	3,949,590	3,151,215
Total current assets	34,905,499	30,404,938
Property and equipment, net of accumulated depreciation of $73,475,000 and $50,697,000 at December 31, 2002 and 2001, respectively	241,869,538	198,520,614
Goodwill, net	128,409,308	107,656,183
Other intangible assets, net	22,666,277	15,575,760
Other assets	3,001,394	2,150,581
Total assets	$430,852,016	$354,308,076
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$17,086,458	$15,948,738
Accrued expenses and other current liabilities	13,387,878	11,434,663
Deferred revenue	3,777,101	2,650,238
Current portion of long-term debt	184,825	529,573
Total current liabilities	34,436,262	30,563,212
Long-term debt	198,386,401	129,821,089
Accrued environmental and landfill costs	12,539,318	12,600,157
Deferred income taxes	6,770,058	2,589,279
Other liabilities	1,593,534	1,814,927
Total liabilities	253,725,573	177,388,664
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at December 31, 2002 and 2001	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at December 31, 2002 and 2001	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $91,247,703 and $78,959,613 at December 31, 2002 and 2001, respectively	89,205,242	76,917,152
Redeemable Series D Convertible Preferred Stock, 145,000 shares authorized, 55,000 shares issued and outstanding, liquidation preference of $62,272,416 and $56,482,917 at December 31, 2002 and 2001, respectively	59,652,539	53,863,040
Total redeemable preferred stock	213,350,054	195,272,465
Stockholders’ equity (deficit):
Common stock, par value $.01 at December 31, 2002 and 2001, respectively: Authorized shares: Class A—3,600,000, Class B Convertible—450,000, at December 31, 2002 and 2001; issued and outstanding shares: Class A—142,000, Class B Convertible—112,980, at December 31, 2002 and 2001	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(36,226,161)	(18,754,079)
Cumulative other comprehensive income	—	398,476
Total stockholders’ equity (deficit)	(36,223,611)	(18,353,053)
Total liabilities and stockholders’ equity (deficit)	$430,852,016	$354,308,076

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2002	2001	2000

Services revenue	$212,940,552	$185,690,309	$139,633,535
Costs and expenses:
Operating	139,640,790	119,816,245	90,560,274
General and administrative	25,536,654	24,062,826	18,542,639
Depreciation, depletion and amortization	27,848,910	25,721,970	20,086,215
	193,026,354	169,601,041	129,189,128
Income from operations	19,914,198	16,089,268	10,444,407
Interest expense, net	(14,067,694)	(12,960,630)	(11,142,491)
Loss on termination of interest rate swaps	(825,665)	—	—
Loss on extinguishment of debt	(585,591)	—	—
Other expense, net	(103,487)	(178,238)	(186,214)
Income (loss) before income taxes	4,331,761	2,950,400	(884,298)
Income tax expense	(3,726,254)	(703,501)	(170,880)
Net income (loss)	$605,507	$2,246,899	$(1,055,178)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Cumulative Other Comprehensive Income	Total
	Shares	Par Amount
Balance at December 31, 1999	2,713,893	$27,139	$19,398,627	$(16,406,356)	$—	$3,019,410
Accretion of dividends on redeemable preferred stock	—	—	(9,820,349)	—	—	(9,820,349)
Common stock issued, net	—	—	(4,218)	—	—	(4,218)
Net loss	—	—	—	(1,055,178)	—	(1,055,178)
Balance at December 31, 2000	2,713,893	27,139	9,574,060	(17,461,534)	—	(7,860,335)
Comprehensive income:
Net income	—	—	—	2,246,899	—	2,246,899
Other comprehensive income:
Unrealized gain on market value of interest rate swaps, net of tax of $266,456	—	—	—	—	398,476	398,476
Comprehensive income	—	—	—	—	—	2,645,375
Accretion of dividends on Series C and D Preferred Stock	—	—	(9,607,737)	(1,889,444)	—	(11,497,181)
Allocation of beneficial conversion feature from issuance of Series D Preferred Stock	—	—	1,650,000	—	—	1,650,000
Recognition of beneficial conversion feature from issuance of Series D Preferred Stock	—	—	—	(1,650,000)	—	(1,650,000)
Common stock returned from escrow	(164,091)	(1,641)	(1,639,271)	—	—	(1,640,912)
1-for-10 reverse stock split	(2,294,822)	(22,948)	22,948	—	—	—
Balance at December 31, 2001	254,980	2,550	—	(18,754,079)	398,476	(18,353,053)

Comprehensive income:
Net income	—	—	—	605,507	—	605,507
Other comprehensive income:
Unrealized loss on market value of interest rate swaps, net of tax of $(595,917)					(893,875)	(893,875)
Reclassification of loss on termination of interest rate swaps, net of tax of $330,266	—	—	—	—	495,399	495,399
Comprehensive income	—	—	—	—	—	207,031
Accretion of dividends on Series C and D Preferred Stock	—	—	—	(18,077,589)	—	(18,077,589)

Balance at December 31, 2002	254,980	$2,550	$—	$(36,226,161)	$—	$(36,223,611)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2001	2000
Operating Activities
Net income (loss)	$605,507	$2,246,899	$(1,055,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	27,848,910	25,721,970	20,086,215
Amortization of deferred financing costs	2,386,222	1,543,023	1,203,375
Provision for doubtful accounts	962,512	1,233,554	1,835,692
Write off of costs associated with transactions in process	980,000	1,570,000	—
Loss on extinguishment of debt	585,591	—	—
Gain on sale of waste management operations	—	(3,541)	—
Deferred income tax expense	3,286,331	408,892	139,370
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable, net	(2,031,598)	(7,052,394)	(3,767,802)
Prepaid expenses and other current assets	184,703	1,472,401	2,354,352
Accounts payable	480,228	3,541,518	4,027,152
Accrued expenses and other liabilities	(4,664,351)	(309,514)	(235,350)
Net cash provided by operating activities	30,624,055	30,372,808	24,587,826
Investing Activities
Purchases of property and equipment	(41,330,847)	(30,804,989)	(25,034,344)
Acquisitions of waste management operations	(44,369,763)	(15,628,394)	(48,735,097)
Capitalized interest	(1,852,980)	(1,601,635)	(1,882,867)
Deferred costs associated with transactions in process	(557,265)	(2,177,060)	(382,496)
Net cash used in investing activities	(88,110,855)	(50,212,078)	(76,034,804)
Financing Activities
Borrowings under long-term debt	217,800,000	23,800,000	54,800,000
Payments on long-term debt	(151,543,866)	(56,415,262)	(469,495)
Net proceeds from issuance of preferred stock	—	52,380,123	185,782
Debt issue costs	(7,525,327)	(2,826,853)	(45,000)
Payments on interest rate swap termination	(825,665)	—	—
Net cash provided by financing activities	57,905,142	16,938,008	54,471,287
Net increase (decrease) in cash and cash equivalents	418,342	(2,901,262)	3,024,309
Cash and cash equivalents at beginning of year	2,171,384	5,072,646	2,048,337
Cash and cash equivalents at end of year	$2,589,726	$2,171,384	$5,072,646

Supplemental Disclosure
Cash paid for interest	$14,810,992	$11,516,830	$11,971,475
Cash paid for income taxes	$674,027	$60,505	$31,510
Noncash Investing and Financing Activities
Liability assumed in connection with acquisition of business	$—	$1,200,000	$—

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.  Business and Organization

IESI Corporation (IESI) is a Delaware holding company incorporated in March 1997. IESI and its subsidiaries (together, the Company), is a regional, integrated non-hazardous solid waste management company that provides collection, transfer, disposal, and recycling services to commercial, industrial and residential customers. The Company was formed in order to participate in the consolidation of the fragmented solid waste industry. The Company is executing this strategy through an acquisition program, which targets businesses in two principal geographic regions, the Northeast and the South United States. The Company is currently operating in nine states: Arkansas, Louisiana, Maryland, Missouri, New Jersey, New York, Oklahoma, Pennsylvania, and Texas.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of IESI and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

Airspace Amortization and Final Closure / Post-Closure Rate Per Unit

The Company expenses amounts for landfill airspace usage and landfill final closure and post-closure costs for each unit of waste accepted for disposal at its landfills. In determining the amount to expense for each unit of waste accepted, the Company estimates the total cost to develop each landfill site to its final capacity and the total final closure and post-closure costs for each landfill site. The Company’s engineers also estimate the capacity of the landfill. The expense for each unit is then calculated based on the total costs remaining to be provided and the total remaining capacity. Estimates for projected landfill site costs and for final closure and post-closure costs are developed using input from the Company’s engineers and accountants and are reviewed by management, typically at least once per year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from these estimates and assumptions.

As it relates to estimates and assumptions in rates per ton, significant engineering and accounting input is required. The Company reviews these estimates and assumptions not less than annually. In many circumstances, the ultimate outcome of the estimates and assumptions may not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations, changes in future operational plans, and inherent imprecision associated with estimating environmental matters so far into the future.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations.  SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value.  The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset.

SFAS No. 143, which will primarily impact the accounting for our landfill operations, does not change the basic landfill accounting followed historically by us along with others in the waste industry.  In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill.  This practice, referred to as life cycle accounting within the waste industry, will continue to be followed upon adoption of SFAS No. 143, except as discussed below.

Under the new rules, costs associated with future final capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation, on a discounted basis.  We expect to recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred.  We expect to recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover.  These obligations will be initially measured at estimated fair value.  Fair value will be measured on a present value basis, using a credit-adjusted, risk-free rate, initially 10.25%.  Interest will be accreted on all landfill retirement obligations using the effective interest method.  Landfill retirement costs arising from closure and post-closure obligations, which will be capitalized as part of the landfill asset, will be amortized using our existing landfill accounting practices.  Landfill retirement costs arising from final capping obligations, which will also be capitalized as part of the landfill asset, will be amortized on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

The tables below set forth certain definitions related to our landfill accounting practices (prior to and upon our adoption of SFAS No. 143) and the significant changes between our current landfill accounting practices and the requirements of SFAS No. 143:

Description	Current Definition	Definition Upon Adoption of SFAS No. 143
Definitions:
Final Capping

Includes installation of flexible membrane and geosynthethic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed.

No change.

Closure

Includes last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified closed.

No change.

Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.	No change.

Description	Current Practice	Practice Upon Adoption of SFAS No. 143
Discount Rate:	None.	Credit-adjusted, risk-free rate (currently at 10.25%).

Cost Estimates:	Cost are estimated based on performance, principally by third parties, with a small portion performed by us.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of what a third party would charge to perform such activity.

Inflation:	Not applicable.	2.5% effective January 1, 2003, based on the prior 10 year average.

Recognition of Liability:

Final Capping	Costs are capitalized as spent, except for the last final capping event that occurs after the landfill closes, which is accounted for as part of closure.

All final capping will be recorded as a liability and asset when incurred;  the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event.

Closure and post-closure

Accrued over the life of the landfill, the undiscounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding charge to cost of operations as airspace is consumed.

Accrued over the life of the landfill;  the discounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Description	Current Practice	Practice Upon Adoption of SFAS No. 143
Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability.	Not applicable.

Landfill asset amortization	Not applicable.	The landfill asset is amortized to depreciation, depletion and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure.

Accretion	Not applicable.	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (currently at 10.25%) under the effective interest method.

We have adopted SFAS No. 143 as of January 1, 2003 and, based on current estimates, we expect to record an after-tax expense ranging from $900,000 to $1,200,000 as a cumulative effect of a change in accounting principle.  We expect that the impact of adopting SFAS No. 143 in 2003 will decrease earnings from our previous method by an amount ranging from $500,000 to $750,000.  The adoption of SFAS No. 143 will have no impact on our cash flow.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”).  Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item.  As allowed under the provisions of SFAS No. 145, the Company has adopted the provisions of SFAS No. 145 as of April 1, 2002.  In accordance with SFAS No. 145, the Company has included the loss on extinguishment of debt (see Note 5) in income before income taxes.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities.  SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees.  It also requires a guarantor to recognize, at the time it issues a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.  The recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year end.  The disclosure requirements of FIN 45 are effective for interim and annual period financial statements ending after December 15, 2002.  The Company’s adoption of FIN 45 did not have a material impact on its financial position, results of operations or disclosure requirements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment are stated at cost. Improvements or betterments, which significantly extend the life, or add to the utility, of an asset, are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its’ policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense on property and equipment was approximately $16,550,000, $13,443,000 and $10,775,000 during 2002, 2001 and 2000, respectively.

Landfills and landfill improvements are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to construct and develop the site. All indirect landfill development costs are expensed as incurred. Depletion expense was approximately $8,085,000, $6,988,000 and $4,931,000 during 2002, 2001 and 2000, respectively.

Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects. Interest capitalized was approximately $1,853,000, $1,602,000 and $1,883,000 during 2002, 2001 and 2000, respectively.

Property and equipment consisted of the following at December 31:

	2002	2001
Land and landfills	$157,495,877	$130,453,284
Vehicles	72,693,739	52,164,834
Containers and compactors	45,021,821	33,438,128
Machinery and equipment	20,199,485	15,600,878
Buildings and improvements	15,535,880	13,755,113
Furniture and office equipment	4,397,468	3,805,232
	315,344,270	249,217,469
Less accumulated depreciation and depletion	73,474,732	50,696,855
	$241,869,538	$198,520,614

Goodwill and Other Intangible Assets

Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (Goodwill). In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS No. 142), the Company did not amortize goodwill that arose from purchases of businesses after June 30, 2001. The Company continued, through December 31, 2001, the amortization of goodwill that was recorded prior to July 1, 2001.  Amortization of goodwill ceased on January 1, 2002.

The following table presents the effect on net income (loss), as reported, of the non-amortization provisions of SFAS No. 142 had such provisions been in effect as of the beginning of each year presented.  The amortization expense and adjusted net income (loss) for the three years ended December 31, 2002 is as follows:

	Year Ended December 31,
	2002	2001	2000
Net income (loss) as reported	$605,507	$2,246,899	$(1,055,178)
Amortization, net of tax	—	2,153,065	2,346,216
Adjusted net income (loss)	$605,507	$4,399,964	$1,291,038

During 2001, Goodwill was reduced approximately $1,600,000 due to the receipt of common stock from escrow that was previously issued in conjunction with the acquisition of a business. Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets.  Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $3,214,000, $5,291,000 and $4,380,000 during 2002, 2001 and 2000, respectively. The Company defers costs incurred in obtaining debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.

Other intangible assets consisted of the following at December 31:

	2002	2001
Customer lists	$14,033,330	$11,126,538
Noncompetition agreements	7,195,483	5,294,695
Debt issue costs	15,900,865	8,646,479
Other	1,033,983	483,303
	38,163,661	25,551,015
Less accumulated amortization	15,497,384	9,975,255
	$22,666,277	$15,575,760

The Company assesses whether goodwill is impaired on an annual basis.  Upon determining the existence of goodwill impairment, the Company measures that impairment based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate, more likely than not, the book value of goodwill has been impaired. The Company incurred no impairment of goodwill upon its initial adoption of SFAS No. 142, or as a result of its annual goodwill impairment test.

On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results.  The Company periodically evaluates the value and future benefits of its other intangible assets.  The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as measures. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value would be reduced to estimated fair value if it becomes probable that the Company’s estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of December 31, 2002 and 2001.

Scheduled estimated amortization of other intangible assets is as follows:

2003	$6,098,000
2004	4,829,000
2005	2,960,000
2006	2,257,000
2007	1,794,000
Thereafter	4,728,000
$22,666,000

Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities at December 31:

	2002	2001
Acquisition related accrued liabilities	$2,740,190	$512,223
Interest	1,169,589	2,370,474
Accrued payroll and other employee related liabilities	2,663,757	2,069,597
Accrued insurance liabilities	2,874,036	2,203,507
Other	3,940,306	4,278,862
	$13,387,878	$11,434,663

Revenue Recognition

Revenue is recognized as services are provided to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenue is deferred until the services are provided.

The Company reviews its revenue producing contracts in the ordinary course of business to determine if the direct costs to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting loss (excess direct costs) over the life of the contract is expensed at the time of such determination.

Advertising Costs

All advertising costs are expensed when paid. Advertising costs were $512,000, $381,000 and $274,000 in 2002, 2001 and 2000, respectively.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair value of the shares on the date of the grant. The Company accounts for stock option grants to employees using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. The Company grants stock options for a fixed number of shares to employees with stock option exercise prices equal to the fair value of the shares on the date of grant and, accordingly, recognizes no compensation expense for the stock option grants.

The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

	2002	2001	2000
Net income (loss):
As reported	$605,507	$2,246,899	$(1,055,178)
Less: compensation expense per SFAS No. 123, net of tax	(58,970)	(134,766)	(244,851)
Pro forma net income (loss) for SFAS No. 123	$546,537	$2,112,133	$(1,300,029)

The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option grants in future years are anticipated.

Risks and Uncertainties

The Company’s business could be impacted by federal and state legislative changes in the area of environmental policy. As of December 31, 2002, management believes that the Company has no significant risk of a near-term severe impact resulting from such changes.

Fair Values of Financial Instruments

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, debt instruments, and interest rate swaps. The carrying values of cash, trade receivables, and trade payables are considered to be representative of their respective fair values.  At December 31, 2002, the carrying amount of the Company’s Senior Subordinated Notes due 2012, issued in June 2002 (Senior Subordinated Notes), excluding $1,964,000 related to the fair value of the Company’s interest rate swaps, was $150,000,000.  The fair value of such debt was estimated at $143,438,000.  The fair value is based on quoted market prices.  The carrying values of the Company’s revolving credit loan and other debt instruments approximate their fair values as of December 31, 2002 and 2001, based on current incremental borrowing rates for similar types of borrowing arrangements. The Company’s interest rate swaps are recorded at their fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2002.

Concentrations of Credit Risk

The Company provides services to commercial, industrial, municipal, and residential customers. Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable from these customers. The Company’s accounts receivable are recorded when billed or accrued and represent claims against third parties that will be settled in cash.  Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer receivables. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates, and adjusts as necessary, its allowance for doubtful accounts based on various factors including the credit risk of specific customers, type of customer such as municipal or non-municipal, age of outstanding receivables, historical collection trends, existing economic conditions and other information. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.  Credit losses have been within management’s expectations.

Following is a summary of the Company’s allowance for doubtful accounts for fiscal 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Allowance for doubtful accounts
Balance at beginning of year	$939,000	$1,293,000	$3,340,000
Additions charged to income	962,000	1,234,000	1,836,000
Additions from acquisitions	225,000	50,000	100,000
Balances written off, net of recoveries	(1,185,000)	(1,638,000)	(3,983,000)
Balance at end of year	$941,000	$939,000	$1,293,000

One customer accounted for approximately 14%, 15% and 6% of the Company’s services revenue for the periods ending December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, this same customer accounted for approximately 27% and 33%, respectively, of accounts receivable.

Derivative Financial Instruments

From time to time, the Company uses derivatives to manage interest rate risk. The Company’s policy is to use derivatives for risk management purposes only, which includes maintaining the ratio between the Company’s fixed and floating rate debt obligations that management deems appropriate, and prohibits entering into such contracts for trading purposes. To minimize credit risk, the Company enters into derivatives only with counterparties (primarily financial institutions) which have substantial financial resources. The amount of gains or losses from the use of derivative financial instruments has not been, and is not expected to be, material to the Company’s financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133), (collectively SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company adopted SFAS No. 133 effective January 1, 2001. The Company has evaluated its derivative instruments, consisting solely of two interest rate swaps as of December 31, 2002 effective through June 2012 and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133.  Because the relevant terms of the interest rate swaps and the specific cash flows related to the debts they have been designated to hedge are virtually identical, there was no material ineffectiveness required to be recognized in earnings. In addition, there are no components of the derivative instruments’ gain or loss that have been excluded from the assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was approximately $1,964,000 at December 31, 2002 and has been included in the carrying amount of the Senior Subordinated Notes and other assets in the consolidated balance sheet.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to the 2002 presentation.

3.  Acquisitions

All acquisitions were accounted for as purchases and, accordingly, only the operations of the acquired companies since the acquisition dates are included in the accompanying consolidated financial statements.

2002

During the year, the Company acquired the hauling and disposal assets of 17 waste management companies and real estate associated with planned landfill development and expansions.  The total purchase price of the 17 waste management companies and real estate was approximately $47,336,000 consisting of cash and liabilities assumed.  The Company recorded approximately $20,753,000 of goodwill, of which approximately $5,291,000 is expected to be deductible for tax purposes, and approximately $5,359,000 of amortizing intangible assets related to the acquisition of the 17 waste management companies.  The amortizing intangible assets consist of $2,907,000 of customer lists with a three to eight year amortization period, $1,901,000 of non-compete agreements with a two to five year amortization period and $551,000 other intangibles assets related to long-term contracts with a seven to thirty-three year amortization period.

Certain of the acquisitions in 2002 contain items with the potential for the Company to pay contingent purchase price upon the achievement of specific criteria, including specific monthly revenue levels for hauling assets and specific average daily volume levels at the landfills.  At December 31, 2002, the Company has accrued $2,370,000 of additional contingent purchase price payments as payment of such amounts is considered probable.  These payments are expected to be made during 2003.  An additional $11,000,000 of contingent purchase price payments have not been accrued as of December 31, 2002 as the occurrence of the specific criteria which would give rise to such payments is not considered probable.  These payments relate to volume levels at specific landfills and could occur anytime during the remaining operating life of the specific landfills.

The allocation of the purchase price for certain acquisitions closed during the current period are preliminary and will be finalized upon completion of valuations of certain assets and liabilities, which the Company expects to occur by March 31, 2003.  Upon completion of such valuations, the Company may be required to reallocate a portion of such purchase price between assets and liabilities.  The Company does not believe any such reallocation will have a material effect on its consolidated financial statements.

The following unaudited pro forma results of operations assume that the Company’s acquisitions of the 17 waste management companies acquired during the year and accounted for using the purchase method of accounting, occurred as of January 1, 2002:

	For the year ended December 31,
	2002	2001
Services revenue	$224,934,000	$207,141,000
Net income	$109,000	$414,000

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2001, nor are they necessarily indicative of future operating results.

2001

In June 2001, the Company acquired the assets of Capital City Roll-Offs, Inc. (Capital). The approximate total purchase price of Capital was $1,644,000 consisting of cash and liabilities assumed.

The following unaudited pro forma results of operations assume that the Company’s acquisition of Capital, accounted for using the purchase method of accounting, occurred as of January 1, 2000:

	Year ended December 31
	2001	2000
Services revenue	$186,402,079	$141,054,972
Net income (loss)	$2,300,564	$(965,449)

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2000, nor are they necessarily indicative of future operating results.

During the year, the Company acquired the assets of 15 other waste management companies. The approximate total purchase price of the 15 waste management companies was $10,451,000, consisting of cash and liabilities assumed.

2000

In November, the Company simultaneously purchased the assets of Omega One Company, Omega One Waste, LLC (together, Omega) and certain assets from Waste Management, Inc. (WMI). The total purchase price of the combined transaction consisted of approximately $38,575,000 in cash and liabilities assumed. Assets acquired from Omega included three hauling operations in Louisiana. Assets acquired from WMI included one hauling operation, one transfer station and the operating agreements for two municipal solid waste (MSW) landfills, all of which are in Louisiana.

The following unaudited pro forma results of operations assume that the Company’s acquisitions of certain assets from Omega and WMI, accounted for using the purchase method of accounting, occurred as of January 1, 2000:

Year ended December 31,
2000
Services revenue	$155,983,750
Net loss	$(3,862,890)

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2000, nor are they necessarily indicative of future operating results.

Additionally, in 2000, the Company acquired the assets of nine other waste management companies. The approximate total purchase price of the nine waste management companies was $11,418,000, consisting of cash and liabilities assumed.

4.  Landfill and Accrued Environmental Costs

The following is a roll-forward of amounts accrued for final closure and post-closure costs and environmental costs:

	Final Closure/ Post-Closure Costs	Environmental Costs	Total
Balance at December 31, 1999	$6,238,527	$3,808,135	$10,046,662
Additions charged to income	364,869	—	364,869
Additions from acquisitions	2,835,958	—	2,835,958
Final closure/post-closure costs incurred	—	—	—
Waste relocation costs incurred	—	(675,969)	(675,969)

Balance at December 31, 2000	$9,439,354	$3,132,166	$12,571,520
Additions charged to income	465,779	—	465,779
Additions from acquisitions	565,092	—	565,092
Final closure/post-closure costs incurred	(80,987)	—	(80,987)
Waste relocation costs incurred	—	(921,247)	(921,247)

Balance at December 31, 2001	$10,389,238	$2,210,919	$12,600,157
Additions charged to income	358,487	—	358,487
Additions from acquisitions	147,177	—	147,177
Final closure/post-closure costs incurred	(41,760)	—	(41,760)
Waste relocation costs incurred	—	(524,743)	(524,743)

Balance at December 31, 2002	$10,853,142	$1,686,176	$12,539,318

Life Cycle Accounting

The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs. In life cycle accounting, all costs to acquire, construct, close and maintain a site during the post-closure period are capitalized or accrued and charged to expense based upon the consumption of cubic yards or tons of available airspace. Costs and airspace estimates are developed annually by independent engineers together with the Company’s engineer. These estimates are used by the Company’s operating and accounting personnel to annually adjust the Company’s rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, inflation rates and applicable regulations. Changes in available airspace primarily include changes due to the addition of airspace lying in expansion areas deemed probable to be permitted.

Total Available Disposal Capacity

As of December 31, 2002, the Company owned or operated 12 MSW landfills and three C&D landfills. Based on engineering estimates, the total available disposal capacity of 14 of such landfills is approximately 178,244,000 in-place cubic yards, which consists of approximately 100,859,000 in-place cubic yards of estimated permitted airspace and approximately 77,385,000 in-place cubic yards of estimated additional airspace deemed probable to be permitted.  Additionally, the Company operates one landfill at which, pursuant to the terms of the operating contract, the Company is not responsible for construction, closure and post-closure costs and, as a result, for which the Company prepares no engineering estimates.

Probable to be Permitted Expansion Airspace

Before airspace included in an expansion area is determined as probable to be permitted and, therefore, included in the Company’s calculation of total available disposal capacity, generally the following criteria must be met:

1.             The land associated with the expansion airspace is either owned by the Company or controlled by the Company  pursuant to an option agreement;

2.             The Company is committed to supporting the expansion project financially and with appropriate resources;

3.             There are no identified fatal flaws or impediments associated with the project, including political impediments;

4.             The expansion is attainable within a three to five year time frame;

5.             Progress is being made on the project

Upon meeting the Company’s expansion criteria, the rates used for each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable to be permitted airspace and all additional costs to be capitalized or accrued associated with the expansion airspace. Once a landfill meets the Company’s expansion criteria, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable to be permitted airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly. Additionally, the landfill’s future operations will typically reflect lower profitability due to higher amortization rates, final closure and post-closure rates, and expenses related to the removal of previously included expansion airspace. The landfill may also become subject to impairment, which could be material to the results of operations of any individual reporting period.

Capitalized Landfill Costs

Capitalized landfill costs include expenditures for land, operating agreements, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction associated with excavation, liners and site berms. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs, excluding the estimated residual value of unpermitted land, are depleted as airspace is consumed using the units-of-consumption method.      As of December 31, 2002, the Company expected to spend an estimated additional $394,577,000 on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives.  This amount includes approximately $100,900,000 related to future landfill capping events which, under SFAS No. 143, effective as of January 1, 2003, will be accounted for as asset retirement obligations.

Closure and Post-Closure Costs

Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued and charged to operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for final closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency’s Subtitle D regulations and applicable state and local regulations. Reviews of the future requirements for closure and post-closure monitoring and maintenance costs for the Company’s operating landfills are performed by the Company’s engineer and independent engineers at least annually. These estimates do not take into account discounts for the present value of total estimated costs. The total estimated future payments related to final closure and post-closure monitoring and maintenance was estimated to be approximately $40,144,000 as of December 31, 2002.  The amount does not include approximately $100,900,000 related to future landfill capping events which, under SFAS No. 143, effective as of January 1, 2003, will be accounted for as asset retirement obligations.

A number of the Company’s landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a final closure and post-closure liability as of the date of the landfill acquisition based upon the estimated total final closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the final closure and post-closure costs accrued and the total estimated final closure and post-closure costs to be incurred are accrued and charged to expense as the remaining airspace is consumed. Estimated aggregate final closure and post-closure costs will be fully accrued for the Company’s landfills at the time such facilities cease to accept waste and are closed.

The Company pays annual premiums to obtain performance bonds underwritten by a large insurance carrier, which support the Company’s financial assurance obligations for its facilities’ closure and post-closure costs. These premiums are expensed as incurred.

5.  Long-Term Debt

Long-term debt consisted of the following at December 31:

	2002	2001
Revolving credit loan	$46,400,000	$90,850,000
Term loan maturing August 31, 2006	—	39,200,000
Senior subordinated notes due June 15, 2012	151,964,430	—
Other	206,796	300,662
Total long-term debt	198,571,226	130,350,662
Less current portion	184,825	529,573
	$198,386,401	$129,821,089

Scheduled maturities of long-term debt are as follows:

2003	$184,825
2004	46,421,971
2005	—
2006	—
2007	—
Thereafter	151,964,430
$198,571,226

On June 12, 2002, the Company issued $150,000,000 of 10.25% Senior Subordinated Notes due 2012 (Original Notes) in a private placement.  Interest is payable semi-annually on June 15th and December 15th.  Under the terms of a registration rights agreement entered into in connection with the offering of the Original Notes, the Company was required to file with the Securities and Exchange Commission (SEC), within 75 days after the date of issuance of the Original Notes, a registration statement under the Securities Act of 1933, as amended, to register new 10.25% Senior Subordinated Notes due 2012 (Exchange Notes) and to offer to exchange the Exchange Notes for the Original Notes.  The net proceeds from the offering of the Original Notes were approximately $144,000,000, after deducting the initial purchasers’ fees and other expenses of the offering.  The Company used $142,800,000 of these proceeds to repay amounts Original under the term loan and revolving credit loan portions of its senior credit facility.  Upon repayment of the term loan portion of its senior credit facility, the Company expensed approximately $586,000 of debt issue costs related to the term loan portion of its senior credit facility during the year ended December 31, 2002.  In addition, the Company terminated three interest rate swap agreements in advance of the contract termination dates. The Company recorded a loss on the early termination of the interest rate swap agreements of approximately $826,000 during the year ended December 31, 2002.

The Original Notes are guaranteed by all of IESI’s current subsidiaries, all of which are 100% owned by IESI.  Condensed consolidating financial information is not provided as IESI has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

The Company’s senior credit facility is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent (“Fleet”) and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents, and included a $39,200,000 senior secured term loan and includes a $225,500,000 senior secured revolving loan, including a maximum of $30,000,000 underlying letters of credit.  During 2002, the Company fully prepaid the term loan and is not permitted to reborrow any amounts thereunder. The Company amended its senior credit facility during 2002 to, among other things, permit it to issue the Senior Subordinated Notes and to enter into certain of the covenants in the indenture governing the Senior Subordinated Notes.  Subject to certain conditions, the Company may request an increase in the revolving loan portion of the senior credit facility of up to $13,300,000 such that the total revolving loan portion would equal $235,800,000. As of December 31, 2002, there was $46,400,000 (excluding $8,889,000 underlying letters of credit) outstanding under the revolving loan portion of the senior credit facility and additional borrowings of $37,820,000 were available under the revolving loan portion, plus a maximum of $21,111,000 underlying letters of credit.  In order to borrow under the revolving loan portion of the senior credit facility, the Company must satisfy customary conditions including maintaining certain financial ratios.  If a default under the indenture governing the Senior Subordinated Notes or the Company's senior credit facility should occur, the holders of the Senior Subordinated Notes or the lenders under the senior credit facility could elect to declare all amounts borrowed to be immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the indenture governing the Senior Subordinated Notes or the senior credit facility, that contain cross-acceleration or cross-default provisions being declared immediately due and payable and the lenders could terminate all commitments thereunder.  The senior credit facility is secured by a pledge of the stock of the Company’s direct and indirect subsidiaries and a lien on substantially all of the Company’s direct and indirect subsidiaries’ assets.

The senior credit facility permits borrowings at floating interest rates based, at the Company’s option, on the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of December 31, 2002, the interest rate applicable to $39,700,000 outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 275 basis points, or 4.4%, and the interest rate applicable to the balance of $6,700,000 outstanding thereunder was Fleet’s prime rate plus 75 basis points, or 5.0%.  The senior credit facility expires on August 31, 2004.

In August 2002, the Company entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25,0000,000 of the Senior Subordinated Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.

6.  Income Taxes

The provision for income taxes for each of the last three years consists of:

	2002	2001	2000
Federal:
Current	$—	$—	$—
Deferred	3,026,884	376,611	128,367
State:
Current	439,923	294,609	31,510
Deferred	259,447	32,281	11,003
	$3,726,254	$703,501	$170,880

At December 31, 2002, the Company had a net operating loss carryforward of approximately $37,000,000, which is available to reduce future taxable income and will begin to expire in 2012.

The Company’s net operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. Realization is dependent upon future taxable earnings in specific tax jurisdictions.  During 2002 the valuation allowance increased due to a change in the estimated reversal of temporary differences related to tax deductible goodwill.  The change in the estimated reversal resulted from the adoption of SFAS No. 142.  Also during 2002, the valuation was increased due to the Company’s taxable loss during the fiscal year.  During 2002, the valuation allowance was reduced by approximately $2,900,000 as a result of the recognition of deferred tax liabilities resulting from certain purchase business combinations.

Significant components of the Company’s deferred income tax liabilities and assets as of December 31 are as follows:

	2002	2001

Deferred income tax liabilities:
Depreciation and amortization	$21,255,764	$13,642,760
Other	—	266,456
Total deferred income tax liabilities	21,255,764	13,909,216
Deferred income tax assets:
Allowance for doubtful accounts	357,580	356,807
Amortization	362,213	338,346
Other	634,624	55,220
Net operating loss carryforward	14,087,575	12,468,743
Valuation allowance	(106,637)	(1,542,372)
Total deferred income tax assets	15,335,355	11,676,744
Net deferred income tax liability	$5,920,409	$2,232,472

The following is a reconciliation from the federal statutory income tax rate to the effective income tax rate for 2001, 2000 and 1999:

	2002	2001	2000
Federal statutory income tax rate (benefit)	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	13.6%	10.0%	30.5%
Change in valuation allowance	35.3%	(25.6)%	2.4%
Non-deductible amortization	—	4.4%	13.5%
Other	3.1%	1.0%	6.9%
	86.0%	23.8%	19.3%

7.  Commitments and Contingencies

The Company has operating lease agreements for service facilities, office space and equipment. Some of these lease agreements contain renewal clauses that allow the Company, at its option, to extend the term of the leases for additional periods. At December 31, 2002, total future minimum payments under the noncancelable operating leases with terms of one year or more consisted of:

Operating Leases
2003	$2,084,000
2004	1,535,000
2005	1,088,000
2006	728,000
2007	639,000
Thereafter	1,303,000
Total minimum lease payments	$7,377,000

Rental expense was $3,164,000, $2,989,000 and $2,466,000 during 2002, 2001 and 2000, respectively.

In certain business combinations, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels or targeted disposal volumes.  Contingent payments, when incurred, are recorded as purchase price adjustments or expense, as appropriate, based on the nature of each contingent payment.

The Company’s business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures, which may be required to obtain or retain the applicable permits or comply with applicable regulations, could be significant. Any revocation, modification or denial of permits could have a material adverse effect on the Company.

The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors.

Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2002, the Company was not aware of any such environmental liabilities.

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 2002, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

8.  Redeemable Preferred Stock

In 2001, the Company issued 55,000 shares of Series D Convertible Preferred Stock (Series D Preferred) at $1,000 per share. At the issuance, the Company paid the holders of the Series D Preferred a 3% fee, which was accounted for as a reduction of the carrying value of the Series D Preferred. The Series D Preferred was issued with a beneficial conversion feature. The amount of the beneficial conversion feature was $1,650,000, which represents the excess of fair value of common stock that the holder would receive at conversion over the proceeds received. As the Series D Preferred is convertible at any time at the option of the holder into Common Stock of the Company, the discount related to the beneficial conversion feature was amortized upon issuance. The difference between the redemption value and carrying value as of December 31, 2002, of $2,619,877 will be recognized upon the determination that redemption is probable. As of December 31, 2002, redemption was considered uncertain as redemption is contingent upon the occurrence of a Liquidation, Sale Transaction or Asset Sale (LSA Event).

The holders of the Series D Preferred, subject to certain regulatory requirements applicable to such holders, along with the Series A, B and C Preferred holders are entitled to vote separately as a class (Preferred Holders) on each matter required to be submitted to a vote of holders of Common Stock. In respect to the election of the members of the Board of Directors, the holders of Series A, B and C Preferred vote together with the holders of Class A Common Stock, with each holder having one vote per share, while the holders of the Series D Preferred have no right to vote. Certain matters requiring a vote, such as amending the Company’s Certificate of Incorporation or by-laws, issuing additional shares of preferred stock or authorizing and issuing capital stock, must obtain the approval of not less than 75% of the Preferred Holders.

The Series D Preferred shall be entitled to receive, when and if declared by the Board of Directors, a dividend at a rate of 10% per annum, or $100 per share. Such dividends accrue and compound semiannually on a cumulative basis whether or not they have been declared. During 2002 and 2001, the carrying amount of the Series D Preferred was increased for accumulated and unpaid dividends of $5,789,499 and $1,482,917 in the aggregate, or $105.26 and $26.96 per share, respectively.

The Series D Preferred ranks senior to all other classes of stock with respect to the payment of dividends and distributions of the applicable liquidation preferences. In the event of an LSA Event, the holders of the Series D Preferred are entitled to a Liquidation Preference equal to $1,000 per share, plus all accrued and unpaid dividends for each share of the Series D Preferred, if any, before any distribution of assets are made to the holders of Series A, B and C Preferred and the holders of Common Stock of the Company. In the specific event of a Sales Transaction (as defined in the Company’s Certificate of Incorporation), it is the right of each holder of the Series D Preferred to redeem into cash its Series D Preferred shares along with all accrued and unpaid dividends. In the specific event of an Asset Sale (as defined in the Company’s Certificate of Incorporation) of the Company, the Series D Preferred shares along with all accrued and unpaid dividends will be redeemed into cash. The Series D Preferred shares are convertible into the Company’s Common Stock at the Company’s option upon an IPO only if the Series D Preferred’s calculated annual return is at least 25%. The Series D Preferred is convertible at any time into Common Stock of the Company at $80 per Common Share at the option of the holder.

In 1999, the Company issued 55,000 shares of Series C Convertible Preferred Stock (Series C Preferred) at $1,000 per share. At the issuance, the Company paid the holders of the Series C Preferred a 3% fee, which was accounted for as a reduction of the carrying value of the Series C Preferred. The difference between the redemption value and carrying value as of December 31, 2002, of $2,042,461 will be recognized upon the determination that redemption is probable. As of December 31, 2002, redemption is considered uncertain as redemption is contingent upon the occurrence of an LSA Event.

The Series C Preferred shall be entitled to receive, when and if declared by the Board of Directors, a dividend at a rate of 15% per annum, or $150 per share. Such dividends accrue and compound semiannually on a cumulative basis whether or not they have been declared. During 2002, 2001 and 2000 the carrying amount of the Series C Preferred was increased for accumulated and unpaid dividends of $12,288,090, $10,014,264 and $9,820,349 in the aggregate, or $223.42, $182.08 and $178.55 per share, respectively.

The Series C Preferred ranks junior to the Series D Preferred and senior to all other classes of stock with respect to the payment of dividends and distributions of the applicable liquidation preferences. Upon the occurrence of an LSA Event, the holders of the Series C Preferred are entitled to a Liquidation Preference equal to $1,000 per share plus all accrued and unpaid dividends for each share of the Series C Preferred, if any, before any distribution of assets made to the holders of Series A and B Preferred Stock and Common Stock of the Company. In the specific event of a Sales Transaction, it is the right of each holder of the Series C preferred to redeem into cash its Series C

Preferred shares along with all accrued and unpaid dividends. In the specific event of an Asset Sale of the Company, the Series C Preferred shares along with all accrued and unpaid dividends will be redeemed into cash. The Series C Preferred shares are convertible into the Company’s Common Stock at the Company’s option upon an IPO (as defined in the Company’s Certificate of Incorporation) only if the Series C Preferred calculated annual return is at least 25% annually. The Series C Preferred is convertible at any time along with all accrued and unpaid dividends into Common Stock of the Company at $150 per Common Share at the option of the holder.

The Company has 32,000 shares of Series A Convertible Preferred Stock (Series A Preferred) and 20,100 shares of Series B Convertible Preferred Stock (Series B Preferred), both issued at $1,250 per share. Upon the occurrence of an LSA Event of the Company, the holders of the Series A and B Preferred are entitled to a Liquidation Preference equal to the $1,250 per share plus all declared and unpaid dividends, if any, on each share before any distribution of assets made to the holders of Common Stock of the Company. So long as shares of Series D Preferred or Series C Preferred are outstanding, the Company may not declare or pay any dividends on shares of Series A Preferred or Series B Preferred. Additionally, holders of Series A and B Preferred are entitled to receive dividends only as dividends are declared and paid on the common stock. The difference between the redemption value and carrying value as of December 31, 2002 of $507,727 will be recognized upon the determination that redemption is probable. As of December 31, 2002, redemption is considered uncertain as redemption is contingent upon the occurrence of an LSA Event.

The Series A and B Preferred rank junior to the Series D and C Preferred, equally as to each other and senior to all other classes of stock with respect to the payment of dividends and distributions of the applicable liquidation preferences. In the event of a Sales Transaction, Asset Sale or IPO (a Triggering Event) and the calculated internal rate of return, calculated in accordance with the formula provided in our Certificate of Incorporation, with respect to the Series A and B Preferred is less than 25%, the then-applicable conversion price per share will be reduced, effective as of the date of such triggering event, to the higher of (a) $80 per share (subject to adjustment in certain circumstances) or (b) a price per share that, after giving effect to such reduction, will yield an internal rate of return (calculated in accordance with the same formula) of 25%. In the specific event of a Sales Transaction, it is the right of the each holder of the Series A and B Preferred to redeem into cash its shares of Series A and B Preferred, along with all accrued and unpaid dividends. In the specific event of an Asset Sale of the Company, the Series A and B Preferred shares along with all accrued and unpaid dividends will be redeemed into cash. The shares are convertible into shares of Common Stock of the Company at the Company’s option upon an IPO. The shares are convertible at any time into Common Stock of the Company at $125 per Common Share at the option of the holder.

The Company’s Series A, B, C and D Preferred is considered redeemable due to certain terms of the Preferred Shares and due to a majority of members of the Board of Directors being holders of Preferred Shares. Certain events, as defined, can trigger redemption and the occurrence of such events is effectively controlled by the holders of the Preferred Shares.

9.  Stockholders’ Equity

In September 2001, the Company completed a 1-for-10 reverse stock applicable to all authorized and outstanding shares of common stock.

The Company’s Certificate of Incorporation authorizes 4,050,000 shares of common stock consisting of 3,600,000 shares of Class A voting common stock and 450,000 shares of Class B convertible non-voting common stock. Holders of Class A common stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders. Except as required by law, holders of Class B common stock are not entitled to vote. At any time, holders of the Class B common stock can convert, on a 1-for-1 basis, such stock into shares of Class A common stock.

In January 1999, the Company adopted the 1999 Stock Option Plan (the Plan). Options granted under the Plan are nonqualified stock options (options). The Plan provides for the granting of options to key employees, certain consultants and advisors who perform services for the Company, and members of the Board of Directors of the Company. Under the Plan, the Company is authorized to issue up to 200,000 shares of the Company’s Class A common stock.

Options issued under the Plan expire 10 years from date of grant and become fully vested and exercisable five to eight years from date of grant. All granted options become fully vested and exercisable upon a change in control of the Company.  In addition, upon the occurrence of an initial public offering of the Company’s common stock, the options vest on an accelerated basis from immediately to on a pro-rata basis up to four years from the date of grant.

The following table, adjusted for all periods to reflect the 1-for-10 reverse stock split, summarizes activity of the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at the Date of Grant
Options outstanding at December 31, 1999	120,962	$100.00
Granted	12,050	$125.00	$17.70
Canceled	(4,850)	$104.40
Options outstanding at December 31, 2000	128,162	$102.20
Granted	22,600	$150.00	$21.80
Canceled	(138,366)	$110.20
Options outstanding at December 31, 2001	12,396	$100.00
Granted	180,266	$80.00	$3.06
Canceled	(2,850)	$80.00
Options outstanding at December 31, 2002	189,812	$81.31

Weighted average remaining contractual life of options outstanding at December 31, 2002	9.3 years
The range of exercise prices of options outstanding at December 31, 2002	$80.00 to $100.00

No shares were exercisable at December 31, 2002, 2001 or 2000.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption:

	2002	2001
Expected dividend yield	0%	0%
Expected stock price volatility	1%	1%
Risk free interest rate	1.61%	4.50%
Expected life of options	2.42 years	3.00 years

Of the 3,795,020 shares of Common Stock authorized but unissued as of December 31, 2002, the following shares were reserved for issuance:

Conversion of Series A	500,000
Conversion of Series B	314,063
Conversion of Series C	608,318
Conversion of Series D	778,405
Common stock options	189,812
2,390,598

Upon termination, a certain employee of the Company can require the Company to purchase that employee’s outstanding stock at fair value as determined in good faith by the Board of Directors of the Company.

10.  Segment Reporting

The Company’s two geographic regions are the Company’s reportable segments. The segments provide integrated waste management services consisting of collection, transfer, disposal, and recycling services to commercial, industrial, municipal, and residential customers. Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

	South Region	Northeast Region	Corporate Functions	Total
Year ended December 31, 2002
Outside revenues
Collection	$112,157,748	$31,019,630	$—	$143,177,378
Transfer	4,531,093	43,139,053	—	47,670,146
Disposal	7,752,210	6,763,089	—	14,515,299
Recycling	2,651,559	3,651,458	—	6,303,017
Other	1,241,389	33,323	—	1,274,712
Total outside revenues	128,333,999	84,606,553	—	212,940,552
Income (loss) from operations	16,111,068	12,206,502	(8,403,372)	19,914,198
Depreciation, depletion and amortization	20,063,067	7,178,368	607,475	27,848,910
Purchases of property and equipment	32,245,712	9,861,896	1,076,219	43,183,827
Acquisitions of waste operations	43,671,250	698,513	—	44,369,763
Goodwill acquired	20,753,125	—	—	20,753,125
Goodwill, net	80,781,112	47,628,196	—	128,409,308
Total assets	262,673,930	151,673,046	16,505,040	430,852,016
Year ended December 31, 2001
Outside revenues
Collection	$94,569,239	$28,938,761	$—	$123,508,000
Transfer	3,155,898	39,572,298	—	42,728,196
Disposal	6,233,082	6,762,644	—	12,995,726
Recycling	2,047,233	3,603,701	—	5,650,934
Other	801,732	5,721	—	807,453
Total outside revenues	106,807,184	78,883,125	—	185,690,309
Income (loss) from operations	13,140,189	10,095,720	(7,146,641)	16,089,268
Depreciation, depletion and amortization	16,921,772	8,277,993	522,205	25,721,970
Purchases of property and equipment	24,902,403	6,907,824	596,397	32,406,624
Acquisitions of waste operations	12,481,295	3,147,099	—	15,628,394
Goodwill acquired	6,143,011	—	—	6,143,011
Goodwill, net	60,027,987	47,628,196	—	107,656,183
Total assets	196,373,949	149,838,183	8,095,944	354,308,076

	South Region	Northeast Region	Corporate Functions	Total

Year ended December 31, 2000
Outside revenues
Collection	$69,439,543	$28,079,093	$—	$97,518,636
Transfer	686,613	23,860,135	—	24,546,748
Disposal	3,306,140	6,141,699	—	9,447,839
Recycling	1,594,466	4,967,562	—	6,562,028
Other	1,526,136	32,148	—	1,558,284
Total outside revenues	76,552,898	63,080,637	—	139,633,535
Income (loss) from operations	9,861,352	4,967,314	(4,384,259)	10,444,407
Depreciation, depletion and amortization	11,466,888	8,302,689	316,638	20,086,215
Purchases of property and equipment	14,993,131	11,066,980	857,100	26,917,211
Acquisitions of waste operations	48,653,365	81,732	—	48,735,097
Goodwill acquired	24,672,495	—	—	24,672,495
Goodwill, net	55,392,730	50,831,234	—	106,223,964
Total assets	169,376,059	147,867,945	6,995,342	324,239,346

11.  Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan that covers substantially all non-union employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pretax basis. The Company also matches certain amounts, as defined.

Contributions made by the Company under the plan were $483,000, $390,000 and $231,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.  Related Parties

IESI paid a company affiliated with a director of the Company approximately $250,000 during both 2002 and 2001 for expenses related to financing transactions.

During 2002, IESI paid a company affiliated with a director of the Company $1,000,000 as a deposit for the purchase of an airplane.  The transaction is expected to be finalized in April 2003 for a total purchase price of approximately $1,200,000.

13.  Quarterly Financial Data (Unaudited)

Historically, the Company’s quarterly operating results have fluctuated.  The fluctuations may be caused by many factors, including revenue mix and general economic conditions.  The Company’s revenues and income from operations typically reflect seasonal patterns.  The Company’s operating revenues tend to be somewhat lower in the winter months, primarily due to the lower volume of construction and demolition waste.  The volumes of industrial and residential waste in certain regions where the Company operates also tend to decrease during the winter months.  The Company’s first and fourth quarter results of operations typically reflect this seasonality.

The following table summarizes the unaudited quarterly results of operations for 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter (b)	Fourth Quarter
2002 (a)
Services revenues	$46,657,958	$52,370,268	$57,220,618	$56,691,708
Income from operations	5,071,194	6,064,804	4,924,722	3,853,478
Net income (loss)	$109,617	$934,180	$(263,534)	$(174,756)

	First Quarter	Second Quarter	Third Quarter (c)	Fourth Quarter
2001
Services revenues	$42,520,140	$46,611,288	$48,403,250	$48,155,631
Income from operations	2,899,826	4,923,243	4,597,396	3,668,803
Net income (loss)	$(943,841)	$1,210,791	$1,397,397	$582,552

(a)   SFAS No. 142 required that amortization of all goodwill cease on January 1, 2002. See Note 2 for further discussion.

(b)   Included in the third quarter of 2002 income from operations are pre-tax charges totaling $980,000, of which $828,000 related to the write-off of certain landfill and transfer station development projects and $152,000 related to the write-off of legal, engineering and other professional fees incurred in connection with aborted acquisitions.

(c)   Included in the third quarter of 2001 income from operations are pre-tax charges totaling $1,570,000, of which $1,200,000 related to the write-off of certain landfill and transfer station development projects and $370,000 related to the write-off of legal and accounting fees incurred in connection with aborted financing transactions.

Exhibit Index

Exhibit Number	Document Name

3.1

Fourth Amended and Restated Certificate of Incorporation of IESI Corporation (the “Company”), as amended.  (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (File No. 333-98657).)

3.2	Third Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (File No. 333-98657).)
4.1

Indenture, dated as of June 12, 2002, among the Company, the subsidiary guarantors named therein and The Bank of New York, as trustee.  (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-98657).)

4.2	Form of 10¼% Senior Subordinated Notes due 2012 (included in Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-4 (File No. 333-98657).)
4.3

Registration Rights Agreement, dated June 7, 2002, among the Company, the subsidiary guarantors named therein, Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc.  (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-4 (File No. 333-98657).)

4.4

Supplemental Indenture No. 1, dated as of October 16, 2002, among the Company, the Existing Subsidiary Guarantors named therein, the New Subsidiary Guarantors named therein and The Bank of New York, as Trustee.  (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 (File No. 333-98657).)

4.5

Supplemental Indenture No. 2, dated as of November 20, 2002, among the Company, the Existing Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and The Bank of New York, as Trustee.  (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.1

Purchase Agreement, dated June 7, 2002, among the Company, the subsidiary guarantors named therein, Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Fleet Securities, Inc. and J.P. Morgan Securities, Inc.  (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.2

Stock Purchase Agreement, dated as of September 10, 2001, among the Company and the purchasers named on the signature pages thereto.  (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.3

Stock Purchase Agreement, dated as of December 24, 2001, between the Company and Indosuez Capital Partners 2001, L.P.  (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.4

Amended and Restated Registration Rights Agreement, dated June 30, 1999, among the Company and the stockholders named on the signature pages thereto.  (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.5

Subordinate Registration Rights Agreement, dated September 10, 2001, among the Company and the stockholders named on the signature pages thereto.  (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.6

Amended and Restated Stockholders’ Agreement, dated September 10, 2001, among the Company, the stockholders named on the signature pages thereto, the warrant holder named therein and certain other parties.  (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.7	Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of

Exhibit Number	Document Name

September 14, 2001, among the Company, the subsidiaries thereof listed on Schedule 2 thereto, the lenders listed on Schedule 1 thereto, Fleet National Bank, as administrative agent, LaSalle Bank National Association, as documentation agent, Credit Suisse First Boston and Citicorp North America, Inc., as syndication agents, and with Fleet Securities, Inc. as arranger (the “Credit Agreement”).  (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.8

First Amendment to the Credit Agreement, dated as of May 22, 2002, among the Company, the subsidiaries thereof named therein, Fleet National Bank, as administrative agent, LaSalle Bank National Association, as documentation agent, and Credit Suisse First Boston and Citicorp North America, Inc., as syndication agents.  (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.9

Solid Waste Disposal Agreement, dated March 31, 2001, by and between IESI TX Corporation and Waste Management of Texas, Inc.  Confidential treatment has been granted for certain confidential commercial and financial information in this document.  (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.10

Department of Sanitation, City of New York, Service and Supply Agreements, each dated July 31, 2001, by and between the City of New York, acting by and through the Department of Sanitation, and IESI NY Corporation, together with related bid sheets and signature pages, each dated August 4, 2000.  (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.11

Employment Agreement, dated as of December 1, 2001, by and between the Company and Charles F. Flood.  (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-4 (File No. 333-98657).)+

10.12

Employment Agreement, dated as of December 1, 2001, by and between the Company and Thomas J. Cowee.  (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-4 (File No. 333-98657).)+

10.13

Severance Agreement, dated as of March 7, 2001, by and between the Company and Thomas Brown.  (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4 (File No. 333-98657).)+

10.14

Severance Agreement, dated as of June 29, 2001, by and between the Company and Christopher V. Della Pietra.  (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4 (File No. 333-98657).)+

10.15

Severance Agreement, dated as of January 13, 1999, by and between the Company and Larry McGee.  (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-4 (File No. 333-98657).)+

10.16

Severance Agreement, dated as of March 7, 2001, by and between the Company and Jeffrey Peckham.  (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-4 (File No. 333-98657).)+

10.17	1999 Stock Option Plan.+*
10.18	Form of Stock Option Agreement under the 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-4 (File No. 333-98657).)+
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-4 (File No. 333-98657).)
99.1	Certification of Charles F. Flood, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Document Name
99.2	Certification of Thomas J. Cowee, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

+  Management contract or compensatory plan or arrangement.