Form 10-Q
period 2003-03-31
IESI CORP
filed 2003-05-15
CIK 1076103

Use these links to rapidly review the document
IESI CORPORATION TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transaction period from to

Commission File Number: 333-98657

IESI CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2712191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6125 Airport Freeway Suite 202 Haltom City, Texas	76117
(Address of principal executive offices)	(Zip Code)
(817) 314-5800 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of May 10, 2003, 142,000 shares of the Registrant's Class A voting common stock, par value $.01 per share, and 112,980.2 shares of the Registrant's Class B non-voting common stock, par value $.01 per share, were outstanding.

IESI CORPORATION

TABLE OF CONTENTS

i

Part I. Financial Information

Item 1. Financial Statements

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$2,542,933	$2,589,726
Accounts receivable-trade, less allowance of $610,000 and $941,000 at March 31, 2003 and December 31, 2002, respectively	28,331,294	27,516,534
Deferred income taxes	849,163	849,649
Prepaid expenses and other current assets	5,393,290	3,949,590

Total current assets	37,116,680	34,905,499
Property and equipment, net of accumulated depreciation of $79,680,000 and $73,475,000 at March 31, 2003 and December 31, 2002, respectively	242,803,839	241,869,538
Goodwill	128,518,814	128,409,308
Other intangible assets, net	21,363,891	22,666,277
Other assets	4,243,222	3,001,394

Total assets	$434,046,446	$430,852,016

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable—trade	$15,454,479	$17,086,458
Accrued expenses and other current liabilities	16,428,960	13,387,878
Deferred revenue	4,275,735	3,777,101
Current portion of long-term debt	150,766	184,825

Total current liabilities	36,309,940	34,436,262
Long-term debt	203,502,835	198,386,401
Accrued environmental and landfill costs	11,403,060	12,539,318
Deferred income taxes	6,150,058	6,770,058
Other liabilities	1,406,473	1,593,534

Total liabilities	258,772,366	253,725,573
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at March 31, 2003 and December 31, 2002	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at March 31, 2003 and December 31, 2002	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $94,669,492 and $91,247,703 at March 31, 2003 and December 31, 2002, respectively	92,627,031	89,205,242
Redeemable Series D Convertible Preferred Stock, 145,000 shares authorized, 55,000 shares issued and outstanding, liquidation preference of $64,829,227 and $62,272,416 March 31, 2003 and at December 31, 2002, respectively	61,209,350	59,652,539

Total redeemable preferred stock	218,328,654	213,350,054
Stockholders' equity (deficit):
Common stock, par value $.01: Authorized shares: Class A—3,600,000, Class B Convertible—450,000, at March 31, 2003 and December 31, 2002; issued and outstanding shares: Class A—142,000, Class B Convertible—112,980, at March 31, 2003 and December 31, 2002	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(43,057,124)	(36,226,161)

Total stockholders' equity (deficit)	(43,054,574)	(36,223,611)

Total liabilities and stockholders' equity (deficit)	$434,046,446	$430,852,016

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Services revenue	$55,413,871	$46,657,958
Costs and expenses:
Operating	36,917,790	29,635,358
General and administrative	7,059,954	5,774,856
Depreciation, depletion and amortization	7,874,457	6,176,550

	51,852,201	41,586,764
Income from operations	3,561,670	5,071,194
Interest expense, net	(4,329,958)	(2,623,424)
Other income (expense), net	2,375	(46,150)

Income (loss) before income taxes	(765,913)	2,401,620
Income tax benefit (expense)	390,000	(2,292,003)

Income (loss) before cumulative effect of change in accounting principle	(375,913)	109,617
Cumulative effect of change in accounting principle net of income tax benefit of $0	(1,476,450)	—

Net income (loss)	$(1,852,363)	$109,617

Pro forma income (loss) before cumulative effect of change in accounting principle, assuming changes in accounting principle described in Note 2 are applied retroactively	$(375,913)	$18,120

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock
					Cumulative Other Comprehensive Income
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit		Total
Balance at December 31, 2002	254,980	2,550	—	(36,226,161)	—	(36,223,611)
Comprehensive income:
Net (loss)	—	—	—	(1,852,363)	—	(1,852,363)
Accretion of dividends on Series C and D Preferred Stock	—	—	—	(4,978,600)	—	(4,978,600)

Balance at March 31, 2003	254,980	$2,550	$—	$(43,057,124)	$—	$(43,054,574)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002
Operating Activities:
Net income (loss)	$(1,852,363)	$109,617
Cumulative effect of change in accounting principle	1,476,450	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,874,457	6,176,550
Amortization of deferred financing costs	653,751	554,028
Capping, closure and post-closure accretion	286,260	—
Provision for doubtful accounts	180,991	308,159
Deferred income tax (benefit) expense	(620,000)	2,288,668
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable	(995,751)	(824,561)
Prepaid expenses and other current assets	(1,653,314)	(944,001)
Accounts payable	(1,631,979)	(3,578,445)
Accrued expenses and other liabilities	3,551,569	(1,794,388)
Capping, closure and post closure expenditures	(67,077)	(301,722)

Net cash provided by operating activities	7,202,994	1,993,905
Investing Activities:
Purchases of property and equipment	(8,853,410)	(3,909,966)
Acquisitions of waste management operations	(133,640)	(3,472,598)
Initial development costs for newly acquired permitted landfills	(1,247,245)	—
Capitalized interest	(617,762)	(301,696)
Deferred costs associated with transactions in process	(505,823)	(932,841)

Net cash used in investing activities	(11,357,880)	(8,617,101)
Financing Activities:
Borrowings under long-term debt	7,600,000	8,800,000
Payments on long-term debt	(3,056,030)	(2,866,745)
Debt issue costs	(435,877)	—

Net cash provided by financing activities	4,108,093	5,933,255

Net decrease in cash and cash equivalents	(46,793)	(689,941)
Cash and cash equivalents at beginning of period	2,589,726	2,171,384

Cash and cash equivalents at end of period	$2,542,933	$1,481,443

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Business and Organization

        IESI Corporation (IESI) is a Delaware holding company founded in 1995. IESI, together with its subsidiaries (collectively, the Company), is a regional, integrated non-hazardous solid waste management company that provides collection, transfer, disposal, and recycling services to commercial, industrial and residential customers. The Company was formed in order to participate in the consolidation of the fragmented solid waste industry. The Company is executing this strategy through an acquisition program, which targets businesses in two principal geographic regions, the Northeast and the South United States. The Company is currently operating in nine states: Arkansas, Louisiana, Maryland, Missouri, New Jersey, New York, Oklahoma, Pennsylvania, and Texas.

        The accompanying unaudited consolidated financial statements include the accounts of IESI and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results for full years. These interim unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

        The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by management. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the depletion and amortization of landfill development costs, accruals for final closure and post-closure costs, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation, deferred taxes and self-insurance.

        Additionally, certain reclassifications have been made in the prior period consolidated statement of cash flows in order to conform to the current period presentation.

2.     New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. The Company adopted SFAS No. 143 effective January 1, 2003.

        The following table summarizes the pro forma impact to net income for the three months ended March 31, 2002 of the accounting change implemented beginning January 1, 2003:

Reported net income	$109,617
Adoption of SFAS No. 143, net of tax	(91,497)

Pro forma net income	$18,120

        The following table summarizes the effect of applying the provisions of SFAS No. 143 on income before cumulative effect of change in accounting principle for the three months ended March 31, 2003. The adoption of SFAS No. 143 had no impact on the Company's cash flow.

Increase to operating expense	$157,000
Decrease to depletion expense	(56,000)

Increase to loss before cumulative effect of change in accounting principle	$101,000

        While SFAS No. 143 impacts the accounting for the Company's landfill operations, it does not change the basic landfill accounting principles that the Company and others in the waste industry have historically followed. In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill.

        Under SFAS No. 143, costs associated with future final capping activities that occur during the operating life of a landfill, as well as closure and post closure activities, are accounted for as asset retirement obligations on a discounted basis. The Company recognizes landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. The Company recognizes its final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover. The landfill retirement obligations are initially measured at estimated fair value. Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate (currently at 10.25%). Accretion is recorded on all landfill retirement obligations using the effective interest method. The Company amortizes landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using its historical landfill accounting practices. The Company amortizes landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of units (tons or cubic yards) of waste that each final capping event covers.

        The tables below set forth the significant changes between the Company's historical and current (effective January 1, 2003 upon the Company's adoption of SFAS No. 143) landfill accounting practices and certain definitions related thereto:

Term	Historical Definition	Current Definition (Effective January 1, 2003)
Final Capping	Includes installation of flexible membrane and geosynthethic clay liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed.	No change.
Closure
	Includes last final capping event, construction of final portion of methane gas collection system, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified closed.	No change.
Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.	No change.
Description	Historical Practice	Current Practice (Effective January 1, 2003)
Discount Rate:	None.	Credit-adjusted, risk-free rate (currently at 10.25%).
Cost Estimates:	Cost were estimated based on performance, principally by third parties, with a small portion performed by us.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of what a third party would charge to perform such activity.
Inflation:	Not applicable.	2.5% annually, effective January 1, 2003, based on the prior 10 year average.

Description	Historical Practice	Current Practice (Effective January 1, 2003)
Recognition of Assets and Liability:
Final Capping	Costs were capitalized as spent, except for the last final capping event that occurs after the landfill closes, which is accounted for as part of closure.
All final capping will be recorded as a liability and asset when incurred; the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event. Spending is reflected as a change in liabilities within operating activities in the statement of cash flows.
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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. As allowed under the provisions of SFAS No. 145, the Company has adopted the provisions of SFAS No. 145 as of April 1, 2002.

3.     Summary of Significant Accounting Policies

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

        The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its' policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense on property and equipment was approximately $4,983,000 and $3,676,000 for the three months ending March 31, 2003 and 2002, respectively.

        Landfills and landfill improvements are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to construct and develop the site. All indirect landfill development costs are expensed as incurred. Depletion expense was approximately $1,969,000 and $1,842,000 for the three months ended March 31, 2003 and 2002, respectively.

        Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects. Interest capitalized was approximately $618,000 and $302,000 for the three months ended March 31, 2003 and 2002, respectively.

        Property and equipment consisted of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Land and landfills	$158,828,251	$157,495,877
Vehicles	75,555,107	72,693,739
Containers and compactors	46,267,283	45,021,821
Machinery and equipment	21,306,084	20,199,485
Buildings and improvements	15,928,734	15,535,880
Furniture and office equipment	4,598,213	4,397,468

	322,483,672	315,344,270
Less accumulated depreciation and depletion	79,679,833	73,474,732

	$242,803,839	$241,869,538

Goodwill and Other Intangible Assets

        Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (Goodwill). Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets. Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods generally ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $922,000 and $658,000 for the three months ended March 31, 2003 and

2002, respectively. The Company defers costs related to incurring debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.

        Other intangible assets consisted of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Customer lists	$14,047,030	$14,033,330
Noncompetition agreements	7,252,841	7,195,483
Debt issue costs	16,106,195	15,900,865
Other	1,014,295	1,033,983

	38,420,361	38,163,661
Less accumulated amortization	17,056,470	15,497,384

	$21,363,891	$22,666,277

        The Company assesses whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, the Company measures that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate, more likely than not, the book value of goodwill has been impaired.

        On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results. The Company periodically evaluates the value and future benefits of its other intangible assets. The Company assesses recoverability from future operations using cash flows and income from operations of the related asset as measures. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value would be reduced to estimated fair value if it becomes probable that the Company's estimate for expected future cash flows of the related asset would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of March 31, 2003 and December 31, 2002.

        Scheduled estimated amortization of other intangible assets is as follows:

2003	$4,796,000
2004	4,829,000
2005	2,960,000
2006	2,257,000
2007	1,794,000
Thereafter	4,728,000

$21,364,000

Accrued Expenses and Other Current Liabilities

        The following is a summary of accrued expenses and other current liabilities at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Acquisition related accrued liabilities	$1,935,523	$2,740,190
Interest	5,012,965	1,169,589
Accrued payroll and other employee related liabilities	2,073,900	2,663,757
Accrued insurance liabilities	2,433,447	2,874,036
Other	4,973,125	3,940,306

	$16,428,960	$13,387,878

Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect, if any, of acquisitions and dispositions. Deferred tax assets include tax loss carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended March 31, 2003 is due primarily to state and local income taxes. The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended March 31, 2002 is due primarily to an increase in the valuation allowance related to a change in the estimated reversal of temporary differences related to tax deductible goodwill.

4.     Acquisitions

        All acquisitions were accounted for as purchases and, accordingly, only the operations of the acquired companies since the acquisition dates are included in the accompanying unaudited consolidated financial statements.

        During the three months ended March 31, 2003, the Company acquired the hauling assets of one solid waste management company for a purchase price of approximately $193,000, consisting of cash and liabilities assumed. In connection with the acquisition, the Company recorded approximately $110,000 of goodwill, all of which is expected to be deductible for tax purposes, and approximately $71,000 of amortizing intangible assets. The amortizing intangible assets consist of $14,000 related to customer lists with a seven year amortization period and $57,000 related to a non-competition agreement with a five year amortization period. The pro forma effects of the acquisition are not significant to the Company's operating results.

        In addition, during the three months ended March 31, 2003, the Company incurred $1,247,000 of development costs in connection with two "greenfield" landfills which the Company purchased in 2002. Both landfills included the land and the permit to operate. However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell. Both landfills are scheduled to open in 2003.

5.     Landfill and Accrued Environmental Costs

Final Capping, Closure and Post-Closure Obligations

        The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills. The Company develops its estimates of final capping, closure and post-closure obligations using input from its engineers and accountants. The Company's estimates are based on its interpretation of current requirements and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques. In general, the Company contracts with third parties to fulfill most of its obligations for final capping, closure and post-closure. Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work. The Company intends to perform some of these capping, closure and post-closure activities using internal resources. Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin to the estimated cost of such services to better reflect their fair market value. When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market that exists for selling the responsibility for final capping, closure and post-closure independent of selling the landfill in its entirety. Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from its determination of expected cash flows for landfill asset retirement obligations.

        Once the Company has determined the final capping, closure and post-closure costs, the Company then inflates those costs to the expected time of payment and discount those expected future costs back to present value. The Company inflates these costs in current dollars until the expected time of payment using an inflation rate of 2.5% annually and discounts these costs to present value using a credit-adjusted, risk-free discount rate of 10.25%. The Company reviewed the inflation rate to be used for 2003 and determined that a rate of 2.5%, which is the rate used by most waste industry participants, was appropriate. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for its own credit rating. Changes in the Company's credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

        Management reviews the estimates of the Company's obligations at least annually. Significant changes in inflation rates and the amount and timing of future final capping, closure and post-closure cost estimates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill's capacity consumed, and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill.

        The Company records the estimated fair value of final capping, closure and post-closure liabilities for its landfills based on the respective final capping or landfill capacities consumed through the current period. The liability and corresponding asset are recorded on a per-ton basis. The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill. Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed. Closure and post-closure accruals consider estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs. For purchased disposal sites, the Company assesses and records final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date it assumed the responsibility. Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

        Accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

        In the United States, the closure and post-closure requirements are established by the Environmental Protection Agency's (EPA) Subtitle C and D regulations, as implemented and applied on a state-by-state basis. The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

        The changes to landfill liabilities related to final capping, closure and post-closure are as follows:

	Three Months Ended March 31,
	2003	2002
Beginning balance	$12,539,318	$12,600,157
Cumulative effect of change in accounting principle	(1,553,432)	—
Obligations incurred	197,991	80,966
Obligations settled	(67,077)	(301,722)
Accretion	286,260	—

Ending balance(a)	$11,403,060	$12,379,401

(a)
As of March 31, 2003, landfill liabilities include the Company's final capping, closure and post-closure obligations under the provisions of SFAS No. 143. Final capping obligations to be discharged during the operating lives of the landfills were not included in landfill liabilities during the year ended December 31, 2002.

        The Company pays annual premiums to obtain performance bonds underwritten by a large insurance carrier, which support the Company's financial assurance obligations for its facilities' closure and post-closure costs. These premiums are expensed as incurred.

6.     Long-Term Debt

        Long-term debt consisted of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Revolving credit loan	$51,000,000	$46,400,000
Senior subordinated notes due June 15, 2012	152,502,835	151,964,430
Other	150,766	206,796

Total long-term debt	203,653,601	198,571,226
Less current portion	150,766	184,825

	$203,502,835	$198,386.401

        Scheduled maturities of long-term debt are as follows:

2003	$150,766
2004	51,000,000
2005	—
2006	—
2007	—
Thereafter	152,502,835

$203,653,601

        On June 12, 2002, the Company issued $150,000,000 of 10.25% Senior Subordinated Notes due 2012 (Original Notes) in a private placement. Interest is payable semi-annually on June 15th and December 15th. On January 15, 2003, the Company exchanged the Original Notes for a like amount of notes (Exchange Notes) with substantially the same terms which were registered under the Securities Act of 1933, as amended. The net proceeds from the offering of the Original Notes were approximately $144,000,000, after deducting the initial purchasers' fees and other expenses of the offering. The Company used $142,800,000 of these proceeds to repay amounts outstanding under the term loan and revolving credit loan portions of its senior credit facility.

        The Exchange Notes are guaranteed by all of IESI's current subsidiaries, all of which are 100% owned by IESI. Condensed consolidating financial information is not provided as IESI has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

        The Company's senior credit facility is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent ("Fleet") and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents. As of March 31, 2003, there was $51,000,000 (excluding $10,055,000 underlying letters of credit) outstanding under the revolving loan portion of the senior credit facility and additional borrowings of $26,500,000 were available under the revolving loan portion, plus a maximum of an additional $19,945,000 underlying letters of credit.

        The senior credit facility permits borrowings at floating interest rates based, at the Company's option, on the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan. As of March 31, 2003, the interest rate applicable to the $51,000,000 outstanding under the revolving loan portion of the Company's senior credit facility was LIBOR plus 325 basis points, or 4.6%. The senior credit facility expires on August 31, 2004.

        In August 2002, the Company entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions. Under each swap agreement, the fixed interest rate on $25,000,000 of the Company's senior subordinated notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year. As of March 31, 2003 and December 31, 2002, the fair value of the two interest rate swaps was $2,502,835 and $1,964,430, respectively. The fair value of the interest rate swaps is reflected in the amount of the senior subordinated notes liability.

7.     Commitments and Contingencies

        The Company's business activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures, which may be required to obtain or retain the applicable permits or comply with applicable regulations, could be significant. Any revocation, modification or denial of permits could have a material adverse effect on the Company.

        The Company is subject to liability for any environmental damage that its solid waste disposal facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, including, in some cases, damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors.

        Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of March 31, 2003, the Company was not aware of any such environmental liabilities.

        In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company may also be subject to actions brought by citizens' groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

        In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of March 31, 2003, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

8.     Redeemable Preferred Stock

        The Company had a liability on its balance sheet of $218.3 million as of March 31, 2003 and $213.4 million as of December 31, 2002, representing the carrying value of its preferred stock as of such dates. In accordance with Emerging Issues Task Force (EITF) Topic No. D-98, Classification and Measurement of Redeemable Securities, the Company has classified its preferred stock outside of permanent equity because, pursuant to the terms of such preferred stock, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events. Such redemption is not deemed to be solely within the Company's control because holders of the Company's preferred stock currently control a majority of the votes of the Company's board of directors.

9.     Segment Reporting

        The Company's two geographic regions are the Company's reportable segments. The segments provide integrated waste management services consisting of collection, transfer, disposal, and recycling services to commercial, industrial, municipal, and residential customers. Summarized financial information concerning the Company's reportable segments for the respective three-month periods ended March 31 is shown in the following table:

	South Region	Northeast Region	Corporate Functions	Total
Three Months Ended March 31, 2003
Outside revenues
Collection	$31,691,112	$8,103,292	$—	$39,794,404
Transfer	1,166,308	9,327,280	—	10,493,588
Disposal	1,634,698	1,542,225	—	3,176,923
Recycling	672,479	1,011,350	—	1,683,829
Other	191,597	73,530	—	265,127
Total outside revenues	35,356,194	20,057,677	—	55,413,871
Income (loss) from operations	3,650,653	1,939,256	(2,028,239)	3,561,670
Depreciation, depletion and amortization	5,945,982	1,746,984	181,591	7,874,457
Purchases of property and equipment	7,272,802	2,075,997	122,373	9,471,172
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	1,380,885	—	—	1,380,885
Goodwill acquired	109,506	—	—	109,506
Goodwill	80,890,618	47,628,196	—	128,518,814
Total assets	265,049,848	154,460,135	14,536,463	434,046,446
Three Months Ended March 31, 2002
Outside revenues
Collection	$24,144,885	$7,180,253	$—	$31,325,138
Transfer	1,054,226	9,808,729	—	10,862,955
Disposal	1,627,769	1,188,677	—	2,816,446
Recycling	490,700	854,372	—	1,345,072
Other	305,640	2,707	—	308,347
Total outside revenues	27,623,220	19,034,738	—	46,657,958
Income (loss) from operations	3,962,002	2,591,811	(1,482,619)	5,071,194
Depreciation, depletion and amortization	4,257,558	1,766,927	152,065	6,176,550
Purchases of property and equipment	2,644,664	1,445,505	121,493	4,211,662
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	2,774,085	698,513	—	3,472,598
Goodwill acquired	527,311	—	—	527,311
Goodwill	60,555,298	47,628,196	—	108,183,494
Total assets	196,815,625	149,928,384	11,041,561	357,785,570

        Seasonality and weather can temporarily affect some of the Company's revenue and expenses. The Company generally experiences lower construction and demolition waste volumes during the winter months when the construction industry slows down. Frequent and/or heavy snow and ice storms can affect the productivity of the Company's operations. In the Company's South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 - 90 day time period can put additional stress on the construction industry, lowering the volumes of waste the Company handles. For example, inclement weather in the Company's South Region during the fourth quarter of 2002 and the first two months of 2003 resulted in a reduction in the volumes of waste the Company handled during such periods. Significantly below normal rainfall can lead to higher levels of construction activity, increasing the Company's volumes.

10.   Stock Options

        The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for the Company's stock option grants using SFAS No. 123, "Accounting for Stock-Based Compensation," which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model.

	March 31, 2003	March 31, 2002
Reported net income (loss)	$(1,852,363)	$109,617
Less: compensation expense per SFAS No. 123, net of tax	35,382	—

Pro forma net income (loss)	$(1,887,745)	$109,617

11.   Subsequent Events

        On April 18, 2003, the Pennsylvania Department of Environmental Protection granted the Company a permit to expand its Bethlehem, PA landfill. The expansion permit also increased the average daily capacity of the landfill from 750 tons to 1,375 tons. As a result of the expansion permit, the current estimated remaining operating life of the landfill has been increased to 14 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Application of Critical Accounting Policies

        Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. For a detailed discussion of our critical accounting estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There were no material changes relating to our critical accounting estimates during the three months ended March 31, 2003. In addition, please refer to Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of our adoption of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting for Asset Retirement Obligations."

Sources of Revenue

        Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services. We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners' associations, or subscription arrangements with homeowners. We estimate that more than 30% of our South Region's revenue was generated from 256 municipal contracts during 2002 and 259 municipal contracts during the first three months of 2003. Our contracts with the City of New York represented in the aggregate approximately 34% of our Northeast Region's, and approximately 14% of our overall, revenue during 2002 and approximately 32% of our Northeast Region's, and approximately 11% of our overall, revenue during the first three months of 2003. Contracts with municipalities provide relatively consistent cash flow during the terms of the contracts. Our municipal contracts generally last from three to five years and usually have renewal options. Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term. These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal and subsequently on a bid or negotiated renewal basis. Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services. Our collection business also generates revenue from the sale of recyclable commodities. These recyclables when collected are either delivered to a sorting facility operated by us or a third party facility.

        We typically determine the prices for our collection services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposing or processing, and prices charged by competitors for similar services. The terms of our contracts sometimes limit our ability to pass on cost increases. Long-term solid waste collection contracts typically contain a formula, normally based on the consumer price index, which automatically adjusts fees to cover increases in some, but not all, of our operating costs.

        We charge transfer station and landfill customers a "tipping fee" either on a per-ton or per-yard basis for disposing of their municipal solid waste, or MSW, construction and demolition, or C&D, waste, or both at the transfer stations and landfills we operate. We generally base our transfer station "tipping fees" on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal. We generally base our landfill "tipping fees" on market factors and the type and weight or volume of the waste deposited and the type and size of the vehicles used in the transportation of the waste.

        Many of our landfills are assessed state, county or local community fees based on the volume of tons or yards disposed of during a defined period, usually either monthly or quarterly. The types and amounts of fees charged can vary widely but typically a state fee is uniformly charged to all landfills within a state. We report our revenue net of all these fees. Since July 2002, the State of Pennsylvania has imposed an additional disposal fee of $4.00 per ton on all solid waste disposed of at MSW landfills in that state, raising the total disposal fees assessed on MSW landfill operators under Pennsylvania state law to $7.25 per ton. Since its effectiveness, we have passed through the additional fee to our customers by increasing the fees we charge at our Pennsylvania landfills, New York City transfer stations and New York City and Pennsylvania collection operations.

        The City of New York has placed a maximum limitation of $12.20 per loose yard on the fees a hauler can charge to a commercial customer for waste collection services. The disposal facilities in and around New York City charge by the ton. Based on the weight of certain customers' loose yardage, it is not economical for us to service heavy weighted customers. Accordingly, our New York City collection business focuses on customers that have loose garbage that is lighter and on those customers that have a large paper recycling component, which enables us to reduce our cost of disposal.

        During 2002, New York City announced changes to update its Solid Waste Management Plan, pursuant to which it plans to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day. New York City intends to implement these changes by retrofitting and repermitting these marine transfer stations by 2008 so that the stations can containerize the City's residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.

        In February 2003, the New York City Department of Sanitation completed a solicitation of bids for the disposal of up to 4,000 tons of MSW per day that the City collects in Brooklyn. The waste covered by the solicitation of bids includes the waste currently covered by our existing contracts with the City as well as a larger, existing contract between the City and Waste Management. We submitted bids to transfer and dispose up to an aggregate of 1,500 tons of the waste covered by the solicitation of bids. Upon the expiration of our current contracts in September 2003, the City will be in a position to, at its option, accept a bid or bids from one or more of our competitors, accept our bid and enter into a new contract with us or reject all or any portion of our bids and choose to exercise one or both of its one-year extension options on our current contracts. Although only one competing bid, which covers 2,800 tons of waste, included a bid price lower than ours, we cannot predict whether we will be successful in all or any portion of our bids, or what effect the bids submitted by us and our competitors will have on our existing contracts or the City's options to renew those contracts. The loss of the City of New York as a customer could have a significant adverse effect on our business and operations.

        The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	Three Months Ended March 31,
	2003	2002
Collection	71.8%	67.1%
Transfer	18.9%	23.3%
Disposal	5.8%	6.0%
Recycling	3.0%	2.9%
Other	0.5%	0.7%

Total	100.0%	100.0%

Cost Structure

        Our operating expense includes labor, fuel, equipment maintenance and "tipping fees" paid to third-party disposal facilities, workers' compensation and vehicle insurance, third-party transportation expenses, and accretion expense. We monitor the fluctuation in fuel prices and, from time to time, if this cost increases at a higher rate than inflation, we generally pass the additional cost on to our customers. Our business strategy is to develop vertically integrated operations to internalize—transfer and dispose of at our own landfills—the waste that we handle and thus realize higher margins from our operations. By disposing of waste at our own landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. We currently internalize approximately 36% of the solid waste that we handle and deliver the rest to third-party disposal facilities. If the operators of third-party landfills increase their "tipping fees," we would seek to pass along these increases to our customers, but if we are unable to do so, our profitability would be adversely affected. If these operators discontinue their arrangements with us and we cannot find alternative disposal sites with favorable arrangements, our costs of disposal may rise. Also, our failure to obtain the required permits to establish new landfills and transfer stations or expand our existing landfills and transfer stations could hinder our business strategy to develop vertically integrated operations. Failure to expand capacity could lead to decreased profitability as a result of the increased "tipping fees" we would have to pay to third-party landfills.

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

        Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs using life cycle accounting and the units-of-consumption method and amortization of intangible assets other than goodwill using the straight-line method. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets, including non-competition covenants and certain contracts that are determinable both in terms of size and life. We determine the value of the intangible assets other than goodwill by considering, among other things, the present value of the cash flows associated with those assets.

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

        Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." See Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q. Under SFAS No. 143, costs associated with final capping activities that occur during the operating life of a landfill, as well as closure and post closure activities, are accounted for as asset retirement obligations on a discounted basis. We recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. We recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover. The landfill retirement obligations are initially measured at estimated fair value. Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate (currently at 10.25%). Accretion is recorded on all landfill retirement obligations using the effective interest method. We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices. We amortize landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

        We periodically evaluate the value and future benefits of our goodwill and other intangible assets. For intangible assets other than goodwill, we assess the recoverability from future operations using cash flows and income from operations of the related assets as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related intangible assets would be less than the carrying amount of the intangible assets. As of December 31, 2002, there were no adjustments to the carrying amounts of intangibles other than goodwill resulting from these evaluations. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment and the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002 and incurred no impairment of goodwill upon the initial adoption of SFAS No. 142. We also performed our annual impairment test during 2002 and incurred no impairment. As of March 31, 2003, goodwill and other intangible assets represented approximately 34.5% of total assets, 68.7% of redeemable preferred stock and 85.6% of the sum of our redeemable preferred stock and stockholders' equity (deficit).

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

Impact of Inflation

        To date, inflation has not significantly affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill "tipping fees" and, in some cases, fuel costs. Therefore, we believe that we would be able to increase prices to offset many cost increases that result from inflation. However, competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation.

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

        In accordance with generally accepted accounting principles, or GAAP, we capitalize some expenditures and advances relating to pending acquisitions. For any pending acquisition that is not consummated, we charge any such expenditures and advances against earnings. Therefore, we may incur charges against earnings in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

        All of our acquisitions have been accounted for as purchases and, accordingly, only the operations of acquired companies since the acquisition dates are included in our unaudited consolidated financial statements. These acquisitions were financed through a combination of funds borrowed under our senior credit facility and proceeds from private offerings of our equity securities. We expect to be able to finance any future acquisitions with cash provided from operations, borrowings under our senior credit facility, debt or equity offerings, or some combination of the foregoing.

Results of Operations

        The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	Three Months Ended March 31,
	2003		2002
	$	%	$	%
South Region	35,356	63.8	27,623	59.2
Northeast Region	20,058	36.2	19,035	40.8

Services revenue	55,414	100.0	46,658	100.0
Operating expense	36,918	66.7	29,635	63.5
General and administrative	7,060	12.7	5,775	12.4
Depreciation, depletion and amortization	7,874	14.2	6,177	13.2

Income from operations	3,562	6.4	5,071	10.9
Interest expense, net	(4,330)	(7.8)	(2,623)	(5.6)
Other income (expense), net	2	—	(46)	(0.1)
Income tax benefit (expense)	390	0.7	(2,292)	(4.9)
Cumulative effect of change in accounting principle	(1,476)	(2.6)	—	—

Net income (loss)	(1,852)	(3.3)	110	0.2

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        Revenue.    Our revenue increased by $8.8 million, or 18.8%, to $55.4 million during the three months ended March 31, 2003 from $46.7 million during the three months ended March 31, 2002. During the three months ended March 31, 2003, acquisitions completed since January 2002 contributed $5.5 million, or 11.9%, to the increase in our revenue from the three months ended March 31, 2002. Excluding incremental revenue from acquisitions, our revenue increased by $3.3 million, or 6.9%. During the three months ended March 31, 2003, our new business, from both new municipal contracts and increased sales from existing operations, contributed 3.2% of such increase, while selective price increases contributed 3.7%. In our South Region, our revenue increased by $7.8 million, or 28.0%, to $35.4 million during the three months ended March 31, 2003 from $27.6 million during the three months ended March 31, 2002. In our Northeast Region, our revenue increased by $1.0 million, or 5.4%, to $20.0 million during the three months ended March 31, 2003 from $19.0 million during the three months ended March 31, 2002. During the three months ended March 31, 2003, severe winter weather in our Northeast Region and, to a lesser extent, in our South Region, temporarily reduced our roll-off collection, transfer station and landfill revenue by $1.6 million to $1.8 million, as compared to the three months ended December 31, 2002.

        Operating Expenses.    Our operating expenses increased by $7.3 million, or 24.6%, to $36.9 million during the three months ended March 31, 2003 from $29.6 million during the three months ended March 31, 2002. Operating expenses as a percentage of our revenue increased by 3.2% to 66.7% during the three months ended March 31, 2003 from 63.5% during the comparable period in 2002. The increase in our operating expenses was substantially due to the increase in our revenue during the same period, including as a result of expenses from acquired operations. Additionally, during the three months ended March 31, 2003, we had to temporarily reduce the volume of waste we accepted at our Bethlehem landfill because of insufficient permitted disposal capacity at the landfill. As a result, we had to redirect disposal volumes we have historically internalized at our Bethlehem landfill to third-party landfills, thereby increasing our disposal costs by $550,000. The temporary reduction in disposal volumes at our Bethlehem landfill ceased in mid-April when we were granted an expansion permit for the landfill. See "—Recent Development." During the three months ended March 31, 2003, we also incurred an accretion expense of $286,000 related to our adoption of SFAS No. 143 effective as of January 1, 2003. During the three months ended March 31, 2003, pricing for a gallon of diesel fuel increased at its peak by approximately $0.30 per gallon, resulting in additional fuel costs of $350,000 during the period, as compared to the first three months of 2002. Additionally, our operating expenses increased during the three months ended March 31, 2003 due to an additional $4.00 per ton disposal fee enacted by Pennsylvania in 2002. While we were able to pass this additional fee on to our customers, the additional disposal cost increased operating expenses as a percentage of our revenue by approximately 1.0%. As discussed above, the severe winter weather during the three months ended March 31, 2003 negatively impacted our landfill and transfer station revenue, without a corresponding reduction in expenses. Excluding transportation and disposal costs related to transfer stations, the other costs at these facilities are mostly fixed, causing margin deterioration of 0.3% to 0.4%.

        General and Administrative.    Our general and administrative expenses increased by $1.3 million, or 22.3%, to $7.1 million during the three months ended March 31, 2003 from $5.8 million during the three months ended March 31, 2002. Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations. General and administrative expenses as a percentage of our revenue increased to 12.7% during the three months ended March 31, 2003 from 12.4% during the comparable period in 2002. Our general and administrative expenses are substantially fixed costs which generally increase with acquisitions. The severe winter weather during the three months ended March 31, 2003 negatively impacted our revenue, without a corresponding reduction in expenses during the period which caused the margin deterioration.

        Depreciation, Depletion and Amortization.    Our depreciation, depletion and amortization expenses increased by $1.7 million, or 27.5%, to $7.9 million during the three months ended March 31, 2003 from $6.2 million during the three months ended March 31, 2002. This increase resulted primarily from the inclusion of depreciation, depletion, and amortization of businesses acquired in 2003, a full three months of depreciation, depletion, and amortization from businesses acquired in 2002 and depreciation of capital assets purchased for internal growth. Depreciation, depletion and amortization as a percentage of our revenue increased to 14.2% during the three months ended March 31, 2003 from 13.2% during the comparable period in 2002. Our depreciation, depletion and amortization expenses are substantially fixed costs. The severe winter weather during the three months ended March 31, 2003 negatively impacted our revenue, without a corresponding reduction in expenses during the period which caused 0.4% of the margin deterioration.

        Income from Operations.    Our income from operations decreased $1.5 million, or 29.8%, to $3.6 million during the three months ended March 31, 2003 from $5.1 million during the three months ended March 31, 2002. Income from operations as a percentage of our revenue decreased to 6.4% in the three months ended March 31, 2003 from 10.9% during the comparable period in 2002. The decrease in income from operations (and the related margin decrease) during the three-month period was partially attributable to the severe winter weather which negatively impacted our revenue, without a corresponding reduction in expenses, resulting in additional margin deterioration from the greater relative impact of fixed costs at our landfills and transfer stations in general and administrative expenses and in depreciation, depletion and amortization. Increases in operating expenses related to the reduction in disposal volumes at our Bethlehem landfill, our adoption of SFAS No. 143 and higher diesel fuel prices also reduced our income from operations during the three months ended March 31, 2003. The Pennsylvania disposal tax additionally reduced the margin during the three-month period.

        Interest Expense, Net.    Our interest expense, net increased $1.7 million, or 65.0%, to $4.3 million during the three months ended March 31, 2003 from $2.6 million during the three months ended March 31, 2002. This increase was attributable to higher debt levels during the three months ended

March 31, 2003 as compared to the three months ended March 31, 2002 and by the relatively higher interest rate we paid on $150.0 million of our 10 1/4% senior subordinated notes due 2012 (our "Notes") which constituted a substantial portion of our outstanding debt as of March 31, 2003. Interest expense, net, as a percentage of our revenue, increased to 7.8% in the three months ended March 31, 2003 from 5.6% during the comparable period in 2002.

        Other Income (Expenses).    Our other expenses decreased by $48,000 to positive other income of $2,000 in the three months ended March 31, 2003 from other expenses of $46,000 in the three months ended March 31, 2002.

        Income Tax Expense (Benefit).    Our income tax expense (benefit) decreased to $(390,000) during the three months ended March 31, 2003 from $2.3 million during the three months ended March 31, 2002. Income tax expense (benefit) as a percentage of revenue was (0.7)% for the three months ended March 31, 2003. The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended March 31, 2003 is due primarily to state and local income taxes. The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended March 31, 2002 is due primarily to an increase in the valuation allowance related to a change in the estimated reversal of temporary differences related to tax deductible goodwill.

25

        Cumulative Effect of Change in Accounting Principle.    We recorded an after-tax expense of $1.5 million from a cumulative effect of a change in accounting principle related to our adoption of SFAS No. 143 on January 1, 2003. For more information on SFAS No. 143, please refer to Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

        Net Income (Loss).    Our net income decreased $2.0 million to a loss of $1.9 million during the three months ended March 31, 2003 from $110,000 during the three months ended March 31, 2002. The decrease in net income was attributable to an after-tax charge of a cumulative effect of a change in accounting principle, increased operating expenses related to the reduction in disposal volumes at our Bethlehem landfill, our adoption of SFAS No. 143, higher diesel fuel costs, the severe winter weather and increased interest expense, net from a higher debt level and a higher effective interest rate, offset by a reduction in income tax expense. Net income as a percentage of our revenue decreased to a loss of 3.3% in the three months ended March 31, 2003 from 0.2% in the three months ended March 31, 2002.

Liquidity and Capital Resources

Cash Flow

        The following is a summary of our cash flows for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Net cash provided by operating activities	$7,203	$1,994
Net cash used in investing activities	$(11,358)	$(8,617)
Net cash provided by financing activities	$4,108	$5,933

        Net cash provided by operating activities increased by $5.2 million from $2.0 million during the three months ended March 31, 2002 to $7.2 million during the three months ended March 31, 2003. During the three months ended March 31, 2003, net cash used in investing activities was $11.4 million. Of this amount, $134,000 was used for the acquisition of a business and $1.2 million was used for the initial development costs for two permitted landfills acquired in 2002. Cash used for capital expenditures during the three months ended March 31, 2003 was $8.9 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects. Net cash provided by financing activities during the three months ended March 31, 2003 was $4.1 million, which consisted of a net borrowing increase under our senior credit facility of $4.6 million.

        During the three months ended March 31, 2002, net cash used in investing activities was $8.6 million. Of this amount, $3.5 million was used for the acquisition of businesses. Cash used for capital expenditures during the three months ended March 31, 2002 was $3.9 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects. Net cash provided by financing activities during the three months ended March 31, 2002 was $5.9 million, which consisted of a net borrowing increase under our senior credit facility of $5.9 million.

        The following table summarizes the components of our cash flow (deficit) before acquisitions and the reconciliation of our beginning-of-period to end-of-period total debt balances:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Free cash flow:
Income from operations	$3,562	$5,071
Other non-cash items:
Depreciation, depletion and amortization	7,874	6,177
Doubtful accounts provisions	181	308
Capping, closure and post closure accretion	286	—
Less:
Other income (expense), net	2	(46)
Cash interest	(875)	(3,602)
Cash taxes	—	(73)
Capital expenditures, excluding acquisitions	(8,853)	(3,910)
Capping, closure and post-closure expenditures	(67)	(302)
Changes in working capital	(729)	(7,141)
Remove change in accrued interest from working capital	(3,843)	1,231
Remove change in accrued taxes from working capital	(231)	70
Remove interest receivable from rate swap from working capital	424	—

Free cash flow (deficit) before acquisitions(1)	$(2,269)	$(2,217)

Roll-forward of debt balance:
Debt balance at beginning of period	$198,571	$130,351
Free cash flow before acquisitions	2,269	2,217
Acquisitions, divestitures and initial development costs for newly acquired permitted landfills, net	1,381	3,473
Acquisition-related and non-recurring expenditures	506	933
Debt issue costs	436	—
Addition related to change in fair value of interest rate swap from long-term debt	538	—
Increase (decrease) in cash	(47)	(690)

Debt balance at end of period	$203,654	$136,284

(1)
Free cash flow (deficit) before acquisitions is not a measure of liquidity, operating performance or net cash provided by operating activities under GAAP. Free cash flow (deficit) before acquisitions is reconciled to net cash provided by operating activities as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Free cash flow (deficit) before acquisitions	$(2,269)	$(2,217)
Capital expenditures, excluding acquisitions	8,853	3,910
Capitalized interest	618	301
Other	1	—

Net cash provided by operating activities	$7,203	$1,994

  The presentation of free cash flow above is provided to highlight and facilitate understanding of the elements of our cash flow but is not intended to be considered in lieu of, or independent of, our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition, we believe that the free cash flow presentation provides useful information to our investors regarding the resources available to us to execute our strategy. Free cash flow (deficit) before acquisitions should not be considered in isolation or as a substitute for operating income (as determined in accordance with GAAP) as an indicator of our operating performance, or of net cash provided by operating activities (as determined in accordance with GAAP), or as a measure of liquidity. In addition, because free cash flow is not calculated identically by all companies, our measurement of free cash flow may not be comparable to similarly titled measures reported by other companies.

        During the three months ended March 31, 2003, we had free cash flow (deficit) before acquisitions and financing activities of $2.3 million. Free cash flow in the three months ended March 31, 2003 was offset by $1.0 million related to the payment of a holdback from an acquisition closed in 2002 and our investment of $8.9 million in equipment to support new municipal contracts and in capital expenditures during the period for property maintenance, landfill cell construction and other new business. We believe that our level of investment, among other things, resulted in our internal growth rate, excluding acquisitions and price increases, being 3.2% for the three months ended March 31, 2003.

Liquidity

        Our business is capital intensive. Our capital requirements include business acquisitions, new franchise agreements, and fixed asset purchases for internal growth, primarily for trucks, containers and equipment, and for landfill cell construction, landfill development and landfill closure activities. We have historically financed, and plan to continue to finance, our capital needs with cash provided from operations, borrowings under our senior credit facility, debt or equity offerings, or some combination of the foregoing.

        Our Notes mature on June 15, 2012 and interest on our Notes is due on June 15 and December 15 of each year. Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt. Our Notes are redeemable on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities. The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. These limitations are subject to certain qualifications and exceptions. As of March 31, 2003, we were in compliance with all covenants contained in the indenture governing our Notes.

        Our senior credit facility, which is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent ("Fleet"), and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents, includes a $222.5 million senior secured revolving loan, including a maximum of $30.0 million underlying letters of credit, and previously included a $39.2 million senior secured term loan, which has been fully repaid. We are not permitted to reborrow any amounts under the term loan. Subject to certain conditions, we may request an increase in the revolving loan portion of our senior credit facility of up to $13.3 million such that the total revolving loan portion would equal $235.8 million. As of March 31, 2003, there was $51.0 million (excluding $10.1 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility and additional borrowings of $26.8 million were available thereunder, plus a maximum of $19.9 million underlying letters of credit. In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios. Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries' assets.

        Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion. As of March 31, 2003, the interest rate applicable to the $51.0 million then outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.6%. Our senior credit facility expires on August 31, 2004.

        The proceeds of the loans under our senior credit facility may be used solely to refinance certain debt and for certain acquisitions, capital expenditures, working capital and general corporate purposes. The letters of credit under our senior credit facility may be used solely for working capital and general corporate purposes.

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
  •
  Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $172.3 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the first quarter of 2003.

  •
  Maximum Capital Expenditures—Our annual capital expenditures less capital purchased for new municipal contracts may not be greater than the product of our annual depreciation expense for any fiscal year and the applicable multiple specified below:

Year Ending December 31,	Multiple of Depreciation Expense for Such Year
2002	1.6 x
Thereafter	1.4 x

        As of March 31, 2003, our consolidated debt to consolidated EBITDA ratio was 3.98:1, our consolidated senior debt to consolidated EBITDA ratio was 1.02:1, our consolidated EBITDA to consolidated interest expense ratio was 2.96:1 and our consolidated net worth was $175.3 million ($3.0 million in excess of the minimum required under our senior credit facility). In addition, our 2002 annual capital expenditures of $31.5 million (net of $9.8 million representing capital purchased for new municipal contracts) did not exceed 1.6 times our 2002 annual depreciation expense. Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

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

        We believe that cash flow from operations and borrowings under the revolving loan portion of our senior credit facility will provide adequate cash to fund our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future. Our ability to meet future working capital, capital expenditure and debt service requirements, to provide financial assurance, as requested or required, and to fund capital amounts required for the expansion of our existing business will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. See "—Disclosure Regarding Forward Looking Statements." We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our debt or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under, and compliance with certain other covenants in, our senior credit facility, we may need to raise additional capital. We may raise such funds through public or private offerings of our debt or equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all.

Off-Balance Sheet Financing

        We have no off-balance sheet debt or similar obligations, other than the financial assurance instruments which are issued in the ordinary course of business and are not debt (and, therefore, are not reflected in our consolidated balance sheet) which are discussed under "Significant Commercial Commitments" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Obligations and Commitments

        For a discussion of our obligations and commitments, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There were no significant changes in our business during the three months ended March 31, 2003 that would require an update to those disclosures.

Capital Expenditures

        We made capital expenditures of $8.9 million during the three months ended March 31, 2003. We currently expect to make additional capital expenditures of approximately $29.5 million to $31.5 million during the remainder of 2003 in connection with our existing business. We intend to fund our remaining planned 2003 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

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

Recent Development

        On April 18, 2003, we were granted an expansion permit by the Pennsylvania Department of Environmental Protection to vertically and horizontally expand our Bethlehem, PA landfill. The expansion permit also increased the average daily waste acceptance volume of the landfill from 750 tons to 1,375 tons. As a result of the expansion permit, the current estimated remaining operating life of the landfill has been increased to 14 years based on available capacity and current annual volumes. The expansion permit can be appealed within 30 days from the date of its grant.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value. The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset. We adopted SFAS No. 143 effective January 1, 2003.

        The following table summarizes the pro forma impact to our net income for the three months ended March 31, 2002 of the accounting change we implemented beginning January 1, 2003:

Reported net income	$109,617
Adoption of SFAS No. 143, net of tax	(91,497)

Pro forma net income	$18,120

        The following table summarizes the effect of applying the provisions of SFAS No. 143 on our income before the cumulative effect of change in accounting principle for the three months ended March 31, 2003. The adoption of SFAS No. 143 had no impact on our cash flow.

Increase to operating expense	$157,000
Decrease to depletion expense	(56,000)

Increase to loss before cumulative effect of change in accounting principle	$101,000

        For a more detailed description of SFAS No. 143, please refer to Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. "Financial Statements" of this Quarterly Report in Form 10-Q.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. As allowed under the provisions of SFAS No. 145, we have adopted the provisions of SFAS No. 145 as of April 1, 2002.

Disclosure Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements.

        These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include: our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings; our growth strategy depends, in part, on our acquiring other solid waste management or related businesses and expanding our existing landfills and other operations, which we may be unable to do; we may not be able to successfully manage our growth; competition could reduce our profitability or limit our ability to grow; state and municipal requirements to reduce landfill disposal by encouraging various alternatives may adversely affect our ability to operate our landfills at full capacity; we may lose contracts through competitive bidding or early termination, which would cause our revenue to decline; we are geographically concentrated in the northeastern and southern United States and susceptible to those regions' local economies and regulations; the loss of the City of New York as a customer could have a significant adverse effect on our business and operations; our substantial debt could adversely affect our financial condition and make it more difficult for us to make payments with respect to our debt; despite our current indebtedness, we and our subsidiaries may be able to incur substantially more debt, exacerbating the risks described above; we require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors, some of which are beyond our control; our failure to comply with the covenants contained in our senior credit facility or the indenture governing our Notes, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition; covenant restrictions in our senior credit facility and the indenture governing our Notes may limit our ability to operate our business; the interests of our controlling stockholders could conflict with those of other holders of our securities; we depend heavily on our senior management; if we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional MSW collection contracts or retain necessary landfill operating permits; we are subject to extensive legislation and governmental regulation that may restrict our operations or increase our costs of operations; we may not be able to obtain permits we require to operate our business; we may be subject to legal action relating to compliance with environmental laws; we may have liability for environmental contamination; and we will always face the risk of liability, and insurance may not always be available or sufficient.

        For a further list and description of such risks and uncertainties, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are also expressly qualified in their entirety by such factors. We urge you to carefully consider such factors in evaluating the forward-looking statements and caution you not to place undue reliance on such forward-looking statements. There may also be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business. In light of these risks, uncertainties and assumptions, the forward-looking events may or may not occur. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this quarterly report and we undertake no obligation to publicly update these forward-looking statements to reflect new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        See Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risks" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of our exposure to market risks. There was no significant change in those risks during the three months ended March 31, 2003.

Item 4. Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, the information that we are required to disclose in our reports filed or submitted under the Exchange Act.

        Changes in Internal Control.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings.

        Incorporated by reference from Part I, Item 1. "Financial Statements," Note 7, captioned "Commitments and Contingencies."

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

Exhibit Number	Description
10.1	Offer of Employment to Thomas J. Fowler, dated January 20, 2003.
10.2	Severance Agreement, dated February 17, 2003, by and between the Company and Thomas J. Fowler.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.
  (b)
  Reports on Form 8-K:

  We did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IESI CORPORATION
May 13, 2003	By:	/s/ THOMAS J. COWEE Thomas J. Cowee Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION
of the Chief Executive Officer

        I, Charles F. Flood, President and Chief Executive Officer of IESI Corporation, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of IESI Corporation (the "registrant");

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ CHARLES F. FLOOD Charles F. Flood President and Chief Executive Officer

CERTIFICATION
of the Chief Financial Officer

        I, Thomas J. Cowee, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of IESI Corporation certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of IESI Corporation (the "registrant");

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ THOMAS J. COWEE Thomas J. Cowee Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Exhibit Index

Exhibit Number	Document Name
10.1	Offer of Employment to Thomas J. Fowler, dated January 20, 2003.
10.2	Severance Agreement, dated February 17, 2003, by and between Company and Thomas J. Fowler.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.