Form 10-Q
period 2003-06-30
IESI CORP
filed 2003-08-14
CIK 1076103

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transaction period from to

Commission File Number: 333-98657

IESI CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2712191 (I.R.S. Employer Identification Number)
2301 Eagle Parkway Suite 200 Fort Worth, Texas (Address of principal executive offices)	76177 (Zip Code)
(817) 632-4000 (Registrant's telephone number, including area code)
6125 Airport Freeway Suite 202 Haltom City, Texas 76117 (Former name, former address and former fiscal year, if changed since last report)

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

        As of August 11, 2003, 142,000 shares of the Registrant's Class A voting common stock, par value $.01 per share, and 112,980.2 shares of the Registrant's Class B non-voting common stock, par value $.01 per share, were outstanding.

IESI CORPORATION

i

Part I. Financial Information

Item 1. Financial Statements

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$2,974,489	$2,589,726
Accounts receivable-trade, less allowance of $694,000 and $941,000 at June 30, 2003 and December 31, 2002, respectively	30,347,870	27,516,534
Deferred income taxes	849,163	849,649
Prepaid expenses and other current assets	5,445,951	3,949,590

Total current assets	39,617,473	34,905,499
Property and equipment, net of accumulated depreciation of $87,377,000 and $73,475,000 at June 30, 2003 and December 31, 2002, respectively	250,825,644	241,869,538
Goodwill	136,262,792	128,409,308
Other intangible assets, net	19,616,112	22,666,277
Other assets	5,327,239	3,001,394

Total assets	$451,649,260	$430,852,016

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable — trade	$18,993,043	$17,086,458
Accrued expenses and other current liabilities	13,783,699	13,387,878
Deferred revenue	5,056,459	3,777,101
Current portion of long-term debt	105,096	184,825

Total current liabilities	37,938,297	34,436,262
Long-term debt	219,065,855	198,386,401
Accrued environmental and landfill costs	11,841,244	12,539,318
Deferred income taxes	6,058,690	6,770,058
Other liabilities	1,370,015	1,593,534

Total liabilities	276,274,101	253,725,573
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at June 30, 2003 and December 31, 2002	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at June 30, 2003 and December 31, 2002	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $98,091,281 and $91,247,703 at June 30, 2003 and December 31, 2002, respectively	96,048,820	89,205,242
Redeemable Series D Convertible Preferred Stock, 145,000 shares authorized, 55,000 shares issued and outstanding, liquidation preference of $66,386,036 and $62,272,416 at June 30, 2003 and December 31, 2002, respectively	62,766,159	59,652,539

Total redeemable preferred stock	223,307,252	213,350,054
Stockholders' equity (deficit):
Common stock, par value $.01: Authorized shares: Class A — 3,600,000 and Class B Convertible — 450,000, at June 30, 2003 and December 31, 2002; issued and outstanding shares: Class A — 142,000 and Class B Convertible — 112,980, at June 30, 2003 and December 31, 2002	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(47,934,643)	(36,226,161)

Total stockholders' equity (deficit)	(47,932,093)	(36,223,611)

Total liabilities and stockholders' equity (deficit)	$451,649,260	$430,852,016

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Services revenue	$116,313,385	$99,028,226	$60,899,514	$52,370,268
Costs and expenses:
Operating	76,383,436	62,994,601	39,465,646	33,359,243
General and administrative	14,796,797	12,109,334	7,736,843	6,334,478
Depreciation, depletion and amortization	16,585,574	12,788,293	8,711,117	6,611,743

	107,765,807	87,892,228	55,913,606	46,305,464
Income from operations	8,547,578	11,135,998	4,985,908	6,064,804
Interest expense, net	(8,957,852)	(5,664,431)	(4,627,894)	(3,041,007)
Loss on termination of interest rate swaps	—	(825,665)	—	(825,665)
Loss on extinguishment of debt	—	(585,591)	—	(585,591)
Other income (expense), net	(113,455)	(53,249)	(115,830)	(7,099)
Income (loss) before income taxes	(523,729)	4,007,062	242,184	1,605,442
Income tax benefit (expense)	248,895	(2,963,265)	(141,105)	(671,262)

Income (loss) before cumulative effect of change in accounting principle	(274,834)	1,043,797	101,079	934,180
Cumulative effect of change in accounting principle net of income tax benefit of $0	(1,476,450)	—	—	—

Net income (loss)	$(1,751,284)	$1,043,797	$101,079	$934,180

Pro forma income (loss) before cumulative effect of change in accounting principle, assuming changes in accounting principle described in Note 2 are applied retroactively	$(274,834)	$854,948	$101,079	$836,828

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2002	254,980	$2,550	$—	$(36,226,161)	$(36,223,611)
Net loss	—	—	—	(1,751,284)	(1,751,284)
Accretion of dividends on Series C and D Preferred Stock	—	—	—	(9,957,198)	(9,957,198)

Balance at June 30, 2003	254,980	$2,550	$—	$(47,934,643)	$(47,932,093)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income (loss)	$(1,751,284)	$1,043,797
Cumulative effect of change in accounting principle	1,476,450	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16,585,574	12,788,293
Amortization of deferred financing costs	1,300,612	1,103,911
Capping, closure and post-closure accretion	584,377	—
Provision for doubtful accounts	626,411	541,252
Loss on extinguishment of debt	—	585,591
Deferred income tax (benefit) expense	(711,367)	2,884,671
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable	(3,088,552)	(2,365,769)
Prepaid expenses and other current assets	(1,504,777)	785,020
Accounts payable	1,906,585	(6,057,579)
Accrued expenses and other liabilities	(571,636)	(4,477,314)
Capping, closure and post closure expenditures	(203,061)	(446,100)

Net cash provided by operating activities	14,649,332	6,385,773
Investing Activities:
Purchases of property and equipment	(18,848,138)	(10,744,044)
Acquisitions of waste management operations	(8,561,627)	(27,478,240)
Initial development costs for newly acquired permitted landfills	(3,726,991)	—
Capitalized interest	(1,020,923)	(653,163)
Deferred costs associated with transactions in process	(764,789)	(854,083)

Net cash used in investing activities	(32,922,468)	(39,729,530)
Financing Activities:
Borrowings under long-term debt	26,400,000	185,800,000
Payments on long-term debt	(7,306,030)	(145,683,699)
Debt issue costs	(436,071)	(5,976,388)
Payments on interest rate swap termination	—	(825,665)

Net cash provided by financing activities	18,657,899	33,314,248

Net increase (decrease) in cash and cash equivalents	384,763	(29,509)
Cash and cash equivalents at beginning of period	2,589,726	2,171,384

Cash and cash equivalents at end of period	$2,974,489	$2,141,875

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

        The following table summarizes the pro forma impact to net income for the six and three months ended June 30, 2002 of the accounting change implemented beginning January 1, 2003:

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002
Reported net income	$1,043,797	$934,180
Adoption of SFAS No. 143, net of tax	(188,849)	(97,352)

Pro forma net income	$854,948	$836,828

        The application of SFAS No. 143 increased loss before cumulative effect of changes in accounting principle for the six months ended June 30, 2003 by approximately $70,000, net of tax benefit, and decreased income before cumulative effect of changes in accounting principle for the six months ended June 30, 2003 by approximately $20,000, net of tax benefit.

        The following table summarizes the impact on income from operations of applying the provisions of SFAS No. 143 for the six and three months ended June 30, 2003. The adoption of SFAS No. 143 had no impact on the Company's cash flow.

	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003
Increase to operating expense	$266,000	$109,000
Decrease to depletion expense	(126,000)	(70,000)

Decrease to income from operations	$140,000	$39,000

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

        Under SFAS No. 143, costs associated with future final capping activities that occur during the operating life of a landfill, as well as closure and post closure activities are accounted for as asset retirement obligations on a discounted basis. The Company recognizes landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred. The Company recognizes its final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover. The landfill retirement obligations are initially measured at estimated fair value. Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate (currently at 10.25%). Accretion is recorded on all landfill retirement obligations using the effective interest method. The Company amortizes landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, on a units of consumption basis as airspace is consumed over the life of the related landfill.

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

        The tables below set forth the significant changes between the Company's historical and current (effective January 1, 2003 upon the Company's adoption of SFAS No. 143) landfill accounting practices and certain definitions related thereto:

Term	Historical Definition	Current Definition (Effective January 1, 2003)
Final Capping	Includes installation of flexible membrane and geosynthethic clay liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed.	No change.
Closure
	Includes last final capping event, construction of final portion of methane gas collection system, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified closed.	No change.
Post-closure	Includes routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.	No change.
Description	Historical Practice	Current Practice (Effective January 1, 2003)
Discount Rate:	None.	Credit-adjusted, risk-free rate (currently at 10.25%).
Cost Estimates:	Cost was estimated based on performance, principally by third parties, with a small portion performed by us.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of what a third party would charge to perform such activity.
Inflation:	Not applicable.	2.5% annually, effective January 1, 2003, based on the prior 10 year average.

Recognition of Assets and Liability:
Final Capping	Costs were capitalized as spent, except for the last final capping event that occurs after the landfill closes, which is accounted for a part of closure.
All final capping will be recorded as a liability and asset when incurred; the s discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event. Spending is reflected as a change in liabilities within operating activities in the statement of cash flows.
Closure and post-closure
Accrued over the life of the landfill, the undiscounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding charge cost of operations as airspace is consumed.
Accrued over the life of the landfill; the discounted cash flow associated with such liabilities is recorded to accrued liabilities, to with a corresponding increase in landfill assets as airspace is consumed.
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

3.     Summary of Significant Accounting Policies

Property and Equipment

        Property and equipment are stated at cost. Improvements or betterments, which significantly extend the life, or add to the utility, of an asset, are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts in the year of disposal and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

        The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its' policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense on property and equipment was approximately $10,087,000 and $7,513,000 for the six months ended June 30, 2003 and 2002, respectively and approximately $5,104,000 and $3,837,000 for the three months ending June 30, 2003 and 2002, respectively.

        Landfills and landfill improvements are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to construct and develop the site. All indirect landfill development costs are expensed as incurred. Depletion expense was approximately $4,761,000 and $3,874,000 for the six months ended June 30, 2003 and 2002, respectively, and approximately $2,792,000 and $2,032,000 for the three months ending June 30, 2003 and 2002, respectively.

        Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects. Interest capitalized was approximately $1,021,000 and $653,000 for the six months ended June 30, 2003 and 2002, respectively and $403,000 and $351,000 for the three months ended June 30, 2003 and 2002, respectively.

        Property and equipment consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Land and landfills	$166,658,196	$157,495,877
Vehicles	79,605,173	72,693,739
Containers and compactors	47,953,995	45,021,821
Machinery and equipment	22,886,236	20,199,485
Buildings and improvements	16,253,235	15,535,880
Furniture and office equipment	4,845,355	4,397,468

	338,202,190	315,344,270
Less accumulated depreciation and depletion	87,376,546	73,474,732

	$250,825,644	$241,869,538

Goodwill and Other Intangible Assets

        Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (Goodwill). Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets. Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods generally ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $1,737,000 and $1,401,000 for the six months ended June 30, 2003 and 2002, respectively, and $815,000 and $743,000 for the three months ended June 30, 2003 and 2002, respectively. The Company defers costs related to incurring debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.

        Other intangible assets consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Customer lists	$15,027,701	$14,033,330
Noncompetition agreements	5,985,820	7,195,483
Debt issue costs	16,108,105	15,900,865
Other	994,607	1,033,983

	38,116,233	38,163,661
Less accumulated amortization	18,500,121	15,497,384

	$19,616,112	$22,666,277

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

        On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results. The Company periodically evaluates the value and future benefits of its other intangible assets. The Company assesses recoverability from future operations using cash flows and income from operations of the related asset as measures. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value would be reduced to estimated fair value if it becomes probable that the Company's estimate for expected future cash flows of the related asset would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of June 30, 2003 and December 31, 2002.

        Scheduled estimated amortization of other intangible assets is as follows:

2003	$2,920,000
2004	4,669,000
2005	2,923,000
2006	2,165,000
2007	1,850,000
Thereafter	5,089,000

$19,616,000

Accrued Expenses and Other Current Liabilities

        The following is a summary of accrued expenses and other current liabilities at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Acquisition related accrued liabilities	$2,439,490	$2,740,190
Interest	1,108,970	1,169,589
Accrued payroll and other employee related liabilities	2,199,006	2,663,757
Accrued insurance liabilities	3,155,453	2,874,036
Other	4,880,780	3,940,306

	$13,783,699	$13,387,878

Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect, if any, of acquisitions and dispositions. Deferred tax assets include tax loss carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The difference in income taxes computed at the statutory rate and reported income taxes for the three and six months ended June 30, 2003 is due primarily to state and local income taxes. The difference in income taxes computed at the statutory rate and reported income taxes for the six months ended June 30, 2002 is due primarily to an increase in the valuation allowance related to a change in the estimated reversal of temporary differences related to tax deductible goodwill.

4.     Acquisitions

        All acquisitions were accounted for as purchases and, accordingly, only the operations of the acquired companies since the acquisition dates are included in the accompanying unaudited consolidated financial statements.

        During the six months ended June 30, 2003, the Company acquired the hauling assets of six solid waste management companies for an aggregate purchase price of approximately $10,850,000 consisting of cash and liabilities assumed. In connection with the acquisitions, the Company recorded approximately $6,466,000 of goodwill, all of which is expected to be deductible for tax purposes, and approximately $1,177,000 of amortizing intangible assets. The amortizing intangible assets consist of $1,113,000 related to customer lists with generally a seven year amortization period and $64,000 related to non-competition agreements with generally two to five year amortization periods. The pro forma effects of the acquisition are not significant to the Company's operating results.

        In addition, during the six months ended June 30, 2003, the Company incurred $3,727,000 of development costs in connection with two "greenfield" landfills, which the Company purchased in 2002. Both landfills included the land and the permit to operate. However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell. Both landfills are scheduled to open in 2003. Upon commencement of the operating activities of the landfill future development costs will be included in purchases of property and equipment.

5.     Landfill and Accrued Environmental Costs

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

        Once the Company has determined the final capping, closure and post-closure costs, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value. The Company inflates these costs in current dollars until the expected time of payment using an inflation rate of 2.5% annually and discounts these costs to present value using a credit-adjusted, risk-free discount rate of 10.25%. The Company reviewed the inflation rate to be used for 2003 and determined that a rate of 2.5%, which is the rate used by most waste industry participants, was appropriate. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for its own credit rating. Changes in the Company's credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

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

        The changes to landfill liabilities related to final capping, closure, post-closure and other obligations are as follows:

	Six Months Ended June 30,
	2003	2002
Beginning balance	$12,539,318	$12,600,157
Cumulative effect of change in accounting principle	(1,553,432)	—
Obligations incurred	474,042	166,300
Obligations settled	(299,147)	(446,100)
Revisions in estimates	96,086	—
Accretion	584,377	—

Ending balance(a)	$11,841,244	$12,320,357

  (a)
  As of June 30, 2003, landfill liabilities include the Company's final capping, closure and post-closure obligations under the provisions of SFAS No. 143. Final capping obligations to be discharged during the operating lives of the landfills were not included in landfill liabilities during the year ended December 31, 2002.

        The Company pays annual premiums to obtain performance bonds underwritten by a large insurance carrier, which support the Company's financial assurance obligations for its facilities' closure and post-closure costs. These premiums are expensed as incurred.

6.     Long-Term Debt

        Long-term debt consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
Revolving credit loan	$65,550,000	$46,400,000
Senior subordinated notes due June 15, 2012	153,515,855	151,964,430
Other	105,096	206,796

Total long-term debt	219,170,951	198,571,226
Less current portion	105,096	184,825

	$219,065,855	$198,386.401

        Scheduled maturities of long-term debt are as follows:

2003	$105,096
2004	65,550,000
2005	—
2006	—
2007	—
Thereafter	153,515,855

$219,065,855

        On June 12, 2002, the Company issued $150,000,000 of 10.25% Senior Subordinated Notes due 2012 (Original Notes) in a private placement. Interest is payable semi-annually on June 15th and December 15th. On January 15, 2003, the Company exchanged the Original Notes for a like amount of notes (Exchange Notes and, together with the Original Notes, the Notes) with substantially the same terms, which were registered under the Securities Act of 1933, as amended. The net proceeds from the offering of the Original Notes were approximately $144,000,000, after deducting the initial purchasers'

fees and other expenses of the offering. The Company used $142,800,000 of these proceeds to repay amounts outstanding under the term loan and revolving credit loan portions of its senior credit facility.

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

        The Company's senior credit facility is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent (Fleet), and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents. As of June 30, 2003, there was $65,550,000 (excluding $12,500,000 underlying letters of credit) outstanding under the revolving loan portion of the senior credit facility and additional borrowings of $14,700,000 were available under the revolving loan portion, plus a maximum of an additional $17,500,000 underlying letters of credit.

        The senior credit facility permits borrowings at floating interest rates based, at the Company's option, on the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan. As of June 30, 2003, the interest rate applicable to $49,600,000 outstanding under the revolving loan portion of the Company's senior credit facility was LIBOR plus 325 basis points, or 4.3%. The interest rate applicable to the remaining $15,950,000 outstanding under the revolving loan portion of the Company's senior credit facility was the Fleet prime rate, or 5.5%. The senior credit facility expires on August 31, 2004.

        In August 2002, the Company entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions. Under each swap agreement, the fixed interest rate on $25,000,000 of the Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year. As of June 30, 2003 and December 31, 2002, the fair value of the two interest rate swaps was $3,515,855 and $1,964,430, respectively. The fair value of the hedged Notes has been adjusted for the effects of the change in fair value of the interest rate swaps.

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

        Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of June 30, 2003, the Company was not aware of any such environmental liabilities.

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

        In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of June 30, 2003, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

8.     Redeemable Preferred Stock

        The Company had redeemable preferred stock on its balance sheet of $223,307,000 as of June 30, 2003 and $213,350,000 as of December 31, 2002, representing the carrying value of its preferred stock as of such dates. In accordance with Emerging Issues Task Force (EITF) Topic No. D-98, "Classification and Measurement of Redeemable Securities," the Company has classified its preferred stock outside of permanent equity because, pursuant to the terms of such preferred stock, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events. Such redemption is not deemed to be solely within the Company's control because holders of the Company's preferred stock currently control a majority of the votes of the Company's board of directors.

9. Segment Reporting

        The Company's two geographic regions are the Company's reportable segments. The segments provide integrated waste management services consisting of collection, transfer, disposal, and recycling services to commercial, industrial, municipal, and residential customers. Summarized financial information concerning the Company's reportable segments for the respective six-month and three-month periods ended June 30 is shown in the following table:

	South Region	Northeast Region	Corporate Functions	Total
Six Months Ended June 30, 2003
Outside revenues
Collection	$65,938,263	$16,537,330	$—	$82,475,593
Transfer	2,396,948	20,034,490	—	22,431,438
Disposal	4,054,890	3,673,692	—	7,728,582
Recycling	1,334,686	1,907,945	—	3,242,631
Other	343,704	91,437	—	435,141

Total outside revenues	74,068,491	42,244,894	—	116,313,385
Income (loss) from operations	7,680,468	5,117,104	(4,249,994)	8,547,578
Depreciation, depletion and amortization	12,214,597	4,014,634	356,443	16,585,574
Purchases of property and equipment	15,479,159	4,258,320	172,152	19,909,631
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	12,288,618	—	—	12,288,618
Goodwill acquired	6,465,553	—	—	6,465,553
Goodwill	88,634,596	47,628,196	—	136,262,792
Total assets	279,743,527	155,117,037	16,788,696	451,649,260
Six Months Ended June 30, 2002
Outside revenues
Collection	$50,552,004	$14,866,705	$—	$65,418,709
Transfer	2,208,838	20,964,456	—	23,173,294
Disposal	3,607,479	3,166,855	—	6,774,334
Recycling	1,055,252	1,800,956	—	2,856,208
Other	796,553	9,128	—	805,681

Total outside revenues	58,220,126	40,808,100	—	99,028,226
Income (loss) from operations	8,516,375	5,749,878	(3,130,255)	11,135,998
Depreciation, depletion and amortization	8,920,088	3,553,070	315,135	12,788,293
Purchases of property and equipment	7,752,370	3,237,878	406,959	11,397,207
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	26,779,727	698,513	—	27,478,240
Goodwill acquired	14,356,289	—	—	14,356,289
Goodwill	74,384,276	47,628,196	—	122,012,472
Total assets	226,638,615	149,961,007	15,788,047	392,387,669
Three Months Ended June 30, 2003
Outside revenues
Collection	$34,247,151	$8,434,038	$—	$42,681,189
Transfer	1,230,640	10,707,210	—	11,937,850
Disposal	2,420,192	2,131,467	—	4,551,659
Recycling	662,207	896,595	—	1,558,802
Other	152,107	17,907	—	170,014

Total outside revenues	38,712,297	22,187,217	—	60,899,514
Income (loss) from operations	4,029,815	3,177,848	(2,221,755)	4,985,908
Depreciation, depletion and amortization	6,268,615	2,267,650	174,852	8,711,117
Purchases of property and equipment	7,542,352	1,784,835	49,779	9,376,966
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	10,907,733	—	—	10,907,733
Goodwill acquired	6,356,044	—	—	6,356,044
Three Months Ended June 30, 2002
Outside revenues
Collection	$26,407,119	$7,686,452	$—	$34,093,571
Transfer	1,154,612	11,155,727	—	12,310,339
Disposal	1,979,708	1,978,178	—	3,957,886
Recycling	564,552	946,584	—	1,511,136
Other	490,915	6,421	—	497,336

Total outside revenues	30,956,906	21,773,362	—	52,370,268
Income (loss) from operations	4,554,373	3,158,067	(1,647,636)	6,064,804
Depreciation, depletion and amortization	4,662,530	1,786,143	163,070	6,611,743
Purchases of property and equipment	4,897,807	2,002,272	285,466	7,185,545
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	24,005,642	—	—	24,005,642
Goodwill acquired	13,828,978	—	—	13,828,978

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

10. Stock Options

        The following schedule reflects the pro forma impact for the respective six and three-month periods ended June 30, 2003 on net income of accounting for the Company's stock option grants using SFAS No. 123, "Accounting for Stock-Based Compensation," which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model.

	2003	2002
For the six months ended June 30,
Reported net income (loss)	$(1,751,340)	$1,043,797
Less: compensation expense per SFAS No. 123, net of tax	70,764	—

Pro forma net income (loss)	$(1,822,104)	$1,043,797
For the three months ended June 30,
Reported net income	$101,079	$934,180
Less: compensation expense per SFAS No. 123, net of tax	35,382	—

Pro forma net income	$65,697	$934,180

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

Application of Critical Accounting Policies

        Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. For a detailed discussion of our critical accounting estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In addition, please refer to Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of our adoption of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS,

No. 143, "Accounting for Asset Retirement Obligations." There were no material changes relating to our critical accounting estimates during the three months ended June 30, 2003.

Sources of Revenue

        Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services. We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners' associations, or subscription arrangements with homeowners. We estimate that more than 30% of our South Region's revenue was generated from 256 municipal contracts during 2002 and 264 municipal contracts during the first six months of 2003. Our contracts with the City of New York represented in the aggregate approximately 34% of our Northeast Region's, and approximately 14% of our overall, revenue during 2002 and approximately 33% of our Northeast Region's, and approximately 12% of our overall, revenue during the first six months of 2003. Contracts with municipalities provide relatively consistent cash flow during the terms of the contracts. Our municipal contracts generally last from three to five years and usually have renewal options. Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term. These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal and subsequently on a bid or negotiated renewal basis. Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services. Our collection business also generates revenue from the sale of recyclable commodities. After recyclables are collected, they are either delivered to a sorting facility operated by us or a third party facility.

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

        Many of our landfills are assessed state, county or local community fees based on the volume of tons or yards disposed of during a defined period, usually either monthly or quarterly. The types and amounts of fees charged can vary widely but typically a state fee is uniformly charged to all landfills within a state. We report our landfill revenue net of all these fees. Since July 2002, the Commonwealth of Pennsylvania has imposed an additional disposal fee of $4.00 per ton on all solid waste disposed of at MSW landfills in Pennsylvania, raising the total disposal fees assessed on MSW landfill operators under Pennsylvania state law to $7.25 per ton. Since its effectiveness, we have passed through the additional fee to our customers by increasing the fees we charge at our Pennsylvania landfills, New York City transfer stations and New York City and Pennsylvania collection operations.

        The City of New York currently places a maximum limitation of $12.20 per loose yard on the fees a hauler can charge to a commercial customer for waste collection services. The disposal facilities in and around New York City charge by the ton. Based on the weight of certain customers' loose yardage, it has not been economical for us to service customers with "heavy waste." Accordingly, our New York

City collection business has focused on customers that have loose garbage that is lighter and on those customers that have a large paper recycling component, which enables us to reduce our cost of disposal. In late July 2003, the New York City Business Integrity Commission approved an amendment to the current rate cap to allow haulers to charge up to $12.20 per loose yard or up to $160.00 per ton on waste collected. It is expected that the new pricing will become effective by September 30, 2003.

        During 2002, New York City announced changes to update its Solid Waste Management Plan, pursuant to which it plans to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day. New York City has announced it intends to implement these changes by retrofitting and repermitting these marine transfer stations by 2008 so that the stations can containerize the City's residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.

        In February 2003, the New York City Department of Sanitation completed a solicitation of bids for the disposal of up to 4,000 tons of MSW per day that the City collects in Brooklyn. The waste covered by the solicitation of bids includes the waste currently covered by our existing contracts with the City as well as a larger, existing contract between the City and Waste Management. We submitted bids to transfer and dispose up to an aggregate of 1,500 tons of the waste covered by the solicitation of bids. Upon the expiration of our current contracts in September 2003, the City will be in a position to, at its option, accept a bid or bids from one or more of our competitors, accept our bid and enter into a new contract with us or reject all or any portion of our bids and choose to exercise one or both of its one-year extension options on our current contracts. The City has indicated to us that it intends to renew its existing contracts with us by exercising the first of its two one-year extension options. The contracts would still be subject to the City's right to terminate on 60 days' advance notice to us. The City has also indicated to us that it desires to ultimately award us a new three-year contract for up to 1,500 tons per day to commence in November 2003. In order to accomplish this, the City may exercise its 60-day termination right under the renewed contracts and simultaneously issue to us a notice of award with respect to the new contract. We cannot predict whether we will be successful in all or any portion of our bids, or what effect the bids submitted by us and our competitors will have on our existing contracts or the City's options to renew those contracts. The loss of the City of New York as a customer could have a significant adverse effect on our business and operations.

        The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Collection	70.8%	66.1%	70.1%	65.1%
Transfer	19.3%	23.4%	19.6%	23.5%
Disposal	6.6%	6.8%	7.5%	7.6%
Recycling	2.8%	2.9%	2.5%	2.9%
Other	0.5%	0.8%	0.3%	0.9%

Total	100.0%	100.0%	100.0%	100.0%

Cost Structure

        Our operating expenses include labor, fuel, equipment maintenance, "tipping fees" paid to third-party transfer stations and disposal facilities, workers' compensation and vehicle insurance, third-party transportation expenses, and accretion expense. We monitor the fluctuation in fuel prices and, from time to time, if this cost increases at a higher rate than inflation, we generally pass the additional cost on to our customers. Our business strategy is to develop vertically integrated operations to internalize—

transfer and dispose of at our own landfills—the waste that we handle and thus realize higher margins from our operations. By disposing of waste at our own landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. We currently internalize approximately 41% of the solid waste that we handle and deliver the rest to third-party disposal facilities. If the operators of third-party landfills increase their "tipping fees," we would seek to pass along these increases to our customers, but if we were unable to do so, our profitability would be adversely affected. If these operators discontinue their arrangements with us and we cannot find alternative disposal sites with favorable arrangements, our costs of disposal may rise. Also, our failure to obtain the required permits to establish new landfills and transfer stations or expand our existing landfills and transfer stations could hinder our business strategy to develop vertically integrated operations. Failure to expand capacity could lead to decreased profitability as a result of the increased "tipping fees" we would have to pay to third-party landfills.

        We operate 22 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain volume discounts on disposal rates. We have a limited number of municipal contractual obligations that require us to deliver waste collected under the contracts to a designated disposal facility.

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

        We capitalize some third-party expenditures related to pending acquisitions and development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances, net of any portion that we believe we may recover through sale or otherwise, that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not expected to be completed. We routinely evaluate all capitalized costs and expense those related to projects that we believe are not likely to be completed.

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

        We periodically evaluate the value and future benefits of our goodwill and other intangible assets. For intangible assets other than goodwill, we assess the recoverability from future operations using cash flows and income from operations of the related assets as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related intangible assets would be less than the carrying amount of the intangible assets. As of December 31, 2002, there were no adjustments to the carrying amounts of intangibles other than goodwill resulting from these evaluations. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment and the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002 and incurred no impairment of goodwill upon the initial adoption of SFAS No. 142. We also performed our annual impairment test during 2002 and incurred no impairment. As of June 30, 2003, goodwill and other intangible assets represented approximately 34.5% of total assets, 69.8% of redeemable preferred stock and 88.9% of the sum of our redeemable preferred stock and stockholders' equity (deficit).

Seasonality

        Seasonality and weather can temporarily affect some of our revenue and expenses. We generally experience lower C&D waste volumes during the winter months when the construction industry slows down. Frequent and/or heavy snow and ice storms can affect our revenue and the productivity of our operations. In our South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 - 90 day time period can put additional stress on the construction industry, lowering the volumes of waste we handle. Significantly below normal rainfall can lead to higher levels of construction activity, increasing our volumes.

Impact of Inflation

        To date, inflation has not significantly affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill "tipping fees" and, in some cases, fuel costs. Therefore, we believe that we would be able to increase prices to offset many cost increases that result from inflation. However, competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation. For example, during the first six-months of 2003, diesel fuel costs have been significantly higher than during the comparable six-month period of 2002.

Acquisitions

        Our integration plan for acquisitions contemplates certain cost savings, including through the elimination of duplicative personnel and facilities. Unforeseen factors may offset the estimated cost savings or other components of our integration plan, in whole or in part, and, as a result, we may not realize any cost savings or other benefits from future acquisitions, and we may experience a net increase in costs.

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

        2003.    During the first six months of 2003, we acquired the assets of six solid waste management companies, for an aggregate purchase price of $10.9 million, consisting of cash and liabilities assumed.

        2002.    During 2002, we acquired the assets of 17 solid waste management companies as well as real estate associated with landfill expansions, for an aggregate purchase price of $47.3 million, consisting of cash and liabilities assumed.

Results of Operations

        The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	Six Months Ended June 30,				Three Months Ended June 30,
	2003		2002		2003		2002
	$	%	$	%	$	%	$	%
South Region	74,068	63.7	58,220	58.8	38,713	63.6	30,597	58.4
Northeast Region	42,245	36.3	40,808	41.2	22,187	36.4	21,773	41.6

Services revenue	116,313	100.0	99,028	100.0	60,900	100.0	52,370	100.0
Operating expense	76,383	65.7	62,995	63.6	39,466	64.8	33,359	63.7
General and administrative	14,797	12.7	12,109	12.3	7,737	12.7	6,334	12.1
Depreciation, depletion and amortization	16,585	14.2	12,788	12.9	8,711	14.3	6,612	12.6

Income from operations	8,548	7.4	11,136	11.2	4,986	8.2	6,065	11.6
Interest expense, net	(8,958)	(7.7)	(5,665)	(5.7)	(4,628)	(7.6)	(3,042)	(5.8)
Loss on termination of interest rate swaps	—	—	(825)	(0.8)	—	—	(825)	(1.6)
Loss on extinguishment of debt	—	—	(586)	(0.6)	—	—	(586)	(1.1)
Other income (expense), net	(114)	(0.1)	(53)	—	(116)	(0.2)	(7)	—
Income tax benefit (expense)	249	0.2	(2,963)	(3.0)	(141)	(0.2)	(671)	(1.3)
Cumulative effect of change in accounting principle	(1,476)	(1.3)	—	—	—	—	—	—

Net income (loss)	(1,751)	(1.5)	1,044	1.1	101	0.2	934	1.8

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

        Revenue.    Our revenue increased by $8.5 million, or 16.3%, to $60.9 million during the three months ended June 30, 2003 from $52.4 million during the three months ended June 30, 2002. During the three months ended June 30, 2003, acquisitions completed since April 2002 contributed $5.7 million, or 10.8%, to the increase in our revenue from the three months ended June 30, 2002. Excluding incremental revenue from acquisitions, our revenue increased by $2.8 million, or 5.5%. During the three months ended June 30, 2003, our new business, from both new municipal contracts and increased sales from existing operations, contributed 2.0% of such increase, while selective price increases contributed 3.5%. In our South Region, our revenue increased by $8.1 million, or 26.5%, to $38.7 million during the three months ended June 30, 2003 from $30.6 million during the three months ended June 30, 2002. In our Northeast Region, our revenue increased by $0.4 million, or 1.9%, to $22.2 million during the three months ended June 30, 2003 from $21.8 million during the three months ended June 30, 2002.

        Operating Expenses.    Our operating expenses increased by $6.1 million, or 18.3%, to $39.5 million during the three months ended June 30, 2003 from $33.4 million during the three months ended June 30, 2002. Operating expenses as a percentage of our revenue increased by 1.1% to 64.8% during the three months ended June 30, 2003 from 63.7% during the comparable period in 2002. The increase in our operating expenses was substantially due to the increase in our revenue during the same period, including as a result of expenses from acquired operations. Our operating expenses also increased during the three months ended June 30, 2003 due to an additional $4.00 per ton disposal fee enacted by Pennsylvania in July 2002. While we were able to pass this additional fee on to our customers, the additional disposal cost increased operating expenses as a percentage of our revenue by approximately 1.0%. Fuel costs increased by $400,000 during the three months ended June 30, 2003 as compared to the corresponding period in 2002. While sequentially down significantly since its peak in the first quarter of 2003, fuel cost per gallon was still up approximately $0.22 per gallon during the three months ended June 30, 2003 as compared to the corresponding period in 2002.

        General and Administrative.    Our general and administrative expenses increased by $1.4 million, or 22.1%, to $7.7 million during the three months ended June 30, 2003 from $6.3 million during the three months ended June 30, 2002. Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations. During the three months ended June 30, 2003 we wrote off $170,000 from an aborted debt transaction, primarily related to legal and accounting fees. General and administrative expenses as a percentage of our revenue increased to 12.7% during the three months ended June 30, 2003 from 12.1% during the comparable period in 2002.

        Depreciation, Depletion and Amortization.    Our depreciation, depletion and amortization expenses increased by $2.1 million, or 31.7%, to $8.7 million during the three months ended June 30, 2003 from $6.6 million during the three months ended June 30, 2002. This increase resulted primarily from the inclusion of depreciation, depletion, and amortization of businesses acquired in 2003, a full three months of depreciation, depletion, and amortization from businesses acquired since April 2002 and depreciation of capital assets purchased for internal growth. Additional depletion expense related to our Bethlehem landfill permit expansion, which was granted in April 2003 and included an increase in daily permitted volume from 750 tons per day to 1,375 tons per day, resulted in an increase expense for the three months ended June 30, 2003 of $310,000. Depreciation, depletion and amortization as a percentage of our revenue increased to 14.3% during the three months ended June 30, 2003 from 12.6% during the comparable period in 2002.

        Income from Operations.    Our income from operations decreased $1.1 million, or 17.8%, to $5.0 million during the three months ended June 30, 2003 from $6.1 million during the three months ended June 30, 2002. Income from operations as a percentage of our revenue decreased to 8.2% in the three months ended June 30, 2003 from 11.6% during the comparable period in 2002. The decrease in income from operations (and the related margin decrease) during the three-month period ended June 30, 2003 was partially attributable to higher fuel costs, the write off of expenses related to an aborted debt transaction and higher depletion expense related to our Bethlehem landfill. The Pennsylvania disposal tax additionally reduced the margin during the three-month period.

        Interest Expense, Net.    Our interest expense, net, increased $1.6 million, or 52.1%, to $4.6 million during the three months ended June 30, 2003 from $3.0 million during the three months ended June 30, 2002. This increase was attributable to higher debt levels during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily due to acquisitions and the relatively higher interest rate we paid on $150.0 million of our 10 1/4% senior subordinated notes due 2012 (our "Notes") (which was partially offset by interest rate swaps on $50.0 million of this debt) which constituted a substantial portion of our outstanding debt as of June 30, 2003. Interest expense, net, as a percentage of our revenue, increased to 7.6% in the three months ended June 30, 2003 from 5.8% during the comparable period in 2002.

        Loss on Termination of Interest Rate Swaps.    There was no such expense in the three months ended June 30, 2003. We incurred a loss on the termination of interest rate swaps of $826,000 in the three months ended June 30, 2002. In conjunction with the payoff of the then outstanding balance under our senior credit facility with the proceeds from the offering of our Notes, we terminated interest rate swaps that were in place with respect to a portion of the then outstanding debt under our senior credit facility.

        Loss on Extinguishment of Debt.    There was no such expense in the three months ended June 30, 2003. We incurred a non-cash loss on the extinguishment of debt of $586,000 in the three months ended June 30, 2002. In conjunction with the payoff of the $39.2 million term loan under our senior credit facility with the proceeds from the offering of our Notes, we wrote off loan transaction costs incurred in previous years related to the term loan.

        Other Income (Expenses).    Our other expenses increased by $109,000 to an other expense of $116,000 in the three months ended June 30, 2003 from other expenses of $7,000 in the three months ended June 30, 2002. The increase was the result of additional state franchise taxes.

        Income Tax Expense (Benefit).    Our income tax expense decreased to $141,000 during the three months ended June 30, 2003 from $671,000 during the three months ended June 30, 2002. Income tax expense as a percentage of revenue was 0.2% for the three months ended June 30, 2003. The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended June 30, 2003 is due primarily to state and local income taxes.

        Net Income.    Our net income decreased $833,000 to $101,000 during the three months ended June 30, 2003 from net income of $934,000 during the three months ended June 30, 2002. The decrease in net income was attributable to higher fuel costs, additional depletion expense, increased interest expense, net, from a higher debt level and a higher effective interest rate, a write-off of aborted debt transaction costs, additional state franchise taxes, offset by a reductions in income tax expense, loss on extinguishment of debt, and loss on termination of interest rate swaps. Net income as a percentage of our revenue decreased to 0.2% in the three months ended June 30, 2003 from 1.8% in the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

        Revenue.    Our revenue increased by $17.3 million, or 17.5%, to $116.3 million during the six months ended June 30, 2003 from $99.0 million during the six months ended June 30, 2002. During the six months ended June 30, 2003, acquisitions completed since January 2002 contributed $11.2 million, or 11.3%, to the increase in our revenue from the six months ended June 30, 2002. Excluding incremental revenue from acquisitions, our revenue increased by $6.1 million, or 6.2%. During the six months ended June 30, 2003, our new business, from both new municipal contracts and increased sales from existing operations, contributed 2.6% of such increase, while selective price increases contributed 3.6%. In our South Region, our revenue increased by $15.9 million, or 27.2%, to $74.1 million during the six months ended June 30, 2003 from $58.2 million during the six months ended June 30, 2002. In our Northeast Region, our revenue increased by $1.4 million, or 3.5%, to $42.2 million during the six months ended June 30, 2003 from $40.8 million during the six months ended June 30, 2002. During the winter months of January, February and March, 2003, severe weather in our Northeast Region and, to a lesser extent, in our South Region, temporarily reduced our roll-off collection, transfer station and landfill revenue by $1.6 million to $1.8 million, as compared to the same three month period in 2002.

        Operating Expenses.    Our operating expenses increased by $13.4 million, or 21.3%, to $76.4 million during the six months ended June 30, 2003 from $63.0 million during the six months ended June 30, 2002. Operating expenses as a percentage of our revenue increased by 2.1% to 65.7% during the six months ended June 30, 2003 from 63.6% during the comparable period in 2002. The increase in our operating expenses was substantially due to the increase in our revenue during the same period, including as a result of expenses from acquired operations and new business. Additionally, our operating expenses increased during the six months ended June 30, 2003 due to an additional $4.00 per ton disposal fee enacted by Pennsylvania in July 2002. While we were able to pass this additional fee on to our customers, the additional disposal cost increased operating expenses as a percentage of our revenue by approximately 1.0%. Between January and June 2003, pricing for a gallon of diesel fuel increased at its peak by approximately $0.30 per gallon, resulting in additional fuel costs of $750,000 during the period, as compared to the corresponding period in 2002. As discussed above, the severe winter weather during January, February, and March 2003 negatively impacted our landfill and transfer station revenue, without a corresponding reduction in expenses. Excluding transportation and disposal costs related to transfer stations, the other costs at these facilities are mostly fixed, causing margin deterioration during the six months ended June 30, 2003 of 0.1% to 0.2%.

        General and Administrative.    Our general and administrative expenses increased by $2.7 million, or 22.2%, to $14.8 million during the six months ended June 30, 2003 from $12.1 million during the six months ended June 30, 2002. Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations. General and administrative expenses as a percentage of our revenue increased to 12.7% during the six months ended June 30, 2003 from 12.3% during the comparable period in 2002. During the six months ended June 30, 2003 we wrote off $170,000 from an aborted debt transaction, primarily related to legal and accounting fees. Additionally, the severe winter weather during January, February, and March, 2003 negatively impacted our revenue, without a corresponding reduction in expenses during the period, which are generally fixed costs, causing a margin deterioration of 0.1% to 0.2%.

        Depreciation, Depletion and Amortization.    Our depreciation, depletion and amortization expenses increased by $3.8 million, or 29.7%, to $16.6 million during the six months ended June 30, 2003 from $12.8 million during the six months ended June 30, 2002. This increase resulted primarily from the inclusion of depreciation, depletion, and amortization of businesses acquired in 2003, a full six months of depreciation, depletion, and amortization from businesses acquired since January 2002 and depreciation of capital assets purchased for internal growth. In addition, during the six months ended June 30, 2003, we also incurred an asset retirement obligation expense of $575,000 related to our adoption of SFAS No. 143 effective as of January 1, 2003. There was no asset retirement obligation expense for the comparable period of 2002. Additional depletion expense related to the Bethlehem landfill permit expansion granted in April 2003, that included a increase in daily permitted volume from 750 tons per day to 1,375 tons per day, resulted in an increase expense for the six months ended June 30, 2003 of $310,000. Depreciation, depletion and amortization as a percentage of our revenue increased to 14.2% during the six months ended June 30, 2003 from 12.9% during the comparable period in 2002. Our depreciation, depletion and amortization expenses are substantially fixed costs. The severe winter weather during the three months ended March 31, 2003 negatively impacted our revenue, without a corresponding reduction in expenses during the period, which caused 0.2% of the margin deterioration.

        Income from Operations.    Our income from operations decreased $2.6 million, or 23.2%, to $8.5 million during the six months ended June 30, 2003 from $11.1 million during the six months ended June 30, 2002. Income from operations as a percentage of our revenue decreased to 7.4% in the six months ended June 30, 2003 from 11.2% during the comparable period in 2002. Increases in operating expense from higher fuel cost, the write off of $170,000 from an aborted debt transaction and higher depletion expense related to our Bethlehem landfill reduced our income from operations during the six months ended June 30, 2003. Also, the decrease in income from operations (and the related margin decrease) during the six-month period was partially attributable to the severe winter weather which negatively impacted our revenue, without a corresponding reduction in expenses, resulting in additional margin deterioration from the greater relative impact of fixed costs at our landfills and transfer stations in general and administrative expenses and in depreciation, depletion and amortization. The Pennsylvania disposal tax additionally reduced the margin during the three-month period.

        Interest Expense, Net.    Our interest expense, net, increased $3.3 million, or 58.1%, to $9.0 million during the six months ended June 30, 2003 from $5.7 million during the six months ended June 30, 2002. This increase was attributable to higher debt levels during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily due to acquisitions and by the relatively higher interest rate we paid on $150.0 million of our Notes (which was partially offset by interest rate swaps on $50.0 million of this debt) which constituted a substantial portion of our outstanding debt as of June 30, 2003. Interest expense, net, as a percentage of our revenue, increased to 7.7% in the six months ended June 30, 2003 from 5.7% during the comparable period in 2002.

        Loss on Termination of Interest Rate Swaps.    There was no such expense in the six months ended June 30, 2003. We incurred a loss on the termination of interest rate swaps of $826,000 in the six months ended June 30, 2002. In conjunction with the payoff of the then outstanding balance under our senior credit facility with the proceeds from the offering of our Notes, we terminated interest rate swaps that were in place with respect to a portion of the then outstanding debt under our senior credit facility.

        Loss on Extinguishment of Debt.    There was no such expense in the six months ended June 30, 2003. We incurred a non-cash loss on the extinguishment of debt of $586,000 in the six months ended June 30, 2002. In conjunction with the payoff of the $39.2 million term loan under our senior credit facility with the proceeds from the offering of our Notes, we wrote off loan transaction costs incurred in previous years related to the term loan.

        Other Income (Expenses).    Our other expenses increased by $61,000 to $114,000 in the six months ended June 30, 2003 from $53,000 in the six months ended June 30, 2002. The increase was the result of additional state franchise taxes.

        Income Tax Expense (Benefit).    Our income tax expense (benefit) decreased to $(249,000) during the six months ended June 30, 2003 from $3.0 million during the six months ended June 30, 2002. Income tax expense (benefit) as a percentage of revenue was (0.2)% for the six months ended June 30, 2003. The difference in income taxes computed at the statutory rate and reported income taxes for the six months ended June 30, 2003 is due primarily to state and local income taxes. The difference in income taxes computed at the statutory rate and reported income taxes for the six months ended June 30, 2002 is due primarily to an increase in the valuation allowance related to a change in the estimated reversal of temporary differences related to tax deductible goodwill.

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

        Net Income (Loss).    Our net income decreased $2.8 million to a loss of $1.8 million during the six months ended June 30, 2003 from net income of $1.0 million during the six months ended June 30, 2002. The decrease in net income was attributable to an after-tax charge of a cumulative effect of a change in accounting principle, higher diesel fuel costs, higher expense related to our Bethlehem landfill, the write-off of an aborted debt transaction, the severe winter weather and increased interest expense, net, from a higher debt level and a higher effective interest rate, offset by a reduction in income tax expense. Net income as a percentage of our revenue decreased to a loss of (1.5)% in the six months ended June 30, 2003 from 1.1% in the six months ended June 30, 2002.

Liquidity and Capital Resources

Cash Flow

        The following is a summary of our cash flows for the six months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended June 30,
	2003	2002
Net cash provided by operating activities	$14,649	$6,386
Net cash used in investing activities	$(32,922)	$(39,730)
Net cash provided by financing activities	$18,658	$33,314

        Net cash provided by operating activities increased by $8.2 million from $6.4 million during the six months ended June 30, 2002 to $14.6 million during the six months ended June 30, 2003. During the six months ended June 30, 2003, net cash used in investing activities was $32.9 million. Of this amount, $8.6 million was used for the acquisition of a businesses and $3.7 million was used for the initial development costs for two permitted landfills acquired in 2002. Cash used for capital expenditures during the six months ended June 30, 2003 was $18.8 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects. Net cash provided by financing activities during the six months ended June 30, 2003 was $18.7 million, which consisted primarily of a net borrowing increase under our senior credit facility of $19.1 million.

        During the six months ended June 30, 2002, net cash used in investing activities was $39.7 million. Of this amount, $27.5 million was used for the acquisition of businesses. Cash used for capital expenditures during the six months ended June 30, 2002 was $10.7 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects. Net cash provided by financing activities during the six months ended June 30, 2002 was $33.3 million, which consisted primarily of a net borrowing increase under our senior credit facility of $40.1 million.

        The following table summarizes the components of the reconciliation of our debt balances from December 31, 2002 and 2001 to June 30, 2003 and 2002, respectively:

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Roll-forward of debt balance:
Debt balance at beginning of period	$198,571	$130,351
Free cash flow deficit before acquisitions(1)	5,220	5,012
Acquisitions, divestitures and initial development costs for newly acquired permitted landfills, net	12,289	27,478
Acquisition-related and non-recurring expenditures	765	854
Debt issue costs	436	5,976
Debt increase due to interest rate swap termination payment	—	826
Addition related to change in fair value of the hedged long-term debt	1,505	—
Increase (decrease) in cash	385	(30)

Debt balance at end of period	$219,171	$170,467

(1)
Free cash flow (deficit) before acquisitions is not a measure of liquidity, operating performance or cash flow from operating activities under GAAP.  Free cash flow (deficit) before acquisitions is defined as net cash provided by operating activities, less capital expenditures (other than for acquisitions) and capitalized interest. We believe that the presentation of free cash flow (deficit) before acquisitions is useful to investors regarding our ability to meet debt service requirements and to better assess and understand recurring cash generated from operations after expenditures for fixed assets. Free cash flow (deficit) before acquisitions does not represent our residual cash flow available for discretionary expenditures since we have mandatory debt service requirements and other required expenditures that are not deducted from free cash flow (deficit) before acquisitions. Free cash flow (deficit) before acquisitions does not capture debt repayment and/or the receipt of proceeds from the issuance of debt. We use free cash flow (deficit) before acquisitions as a measure of recurring operating cash flow. The most directly comparable GAAP measure to free cash flow (deficit) before acquisitions is net cash provided by operating activities. Following is a reconciliation of free cash flow (deficit) before acquisitions to net cash provided by operating activities:

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Free cash flow (deficit) before acquisitions	$(5,220)	$(5,012)
Capital expenditures, excluding acquisitions	18,848	10,744
Capitalized interest	1,021	653
Other	—	1

Net cash provided by operating activities	$14,649	$6,386

Liquidity

        Our business is capital intensive. Our capital requirements include business acquisitions, new franchise agreements, and fixed asset purchases for internal growth, primarily for trucks, containers and equipment, and for landfill cell construction, landfill development and landfill closure activities. We have historically financed, and plan to continue to finance, our capital needs with cash provided from operations, borrowings under our senior credit facility (or an amended senior credit facility with increased capacity), debt or equity offerings, or some combination of the foregoing.

        Our Notes mature on June 15, 2012 and interest on our Notes is due on June 15 and December 15 of each year. Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt. Our Notes are redeemable on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities. The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. These limitations are subject to certain qualifications and exceptions. As of June 30, 2003, we were in compliance with all covenants contained in the indenture governing our Notes.

        Our senior credit facility, which is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent ("Fleet"), and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents, includes a $222.5 million senior secured revolving loan, including a maximum of $30.0 million underlying letters of credit, and previously included a $39.2 million senior secured term loan, which has been fully repaid. We are not permitted to reborrow any amounts under the term loan. Subject to certain conditions, we may request an increase in the revolving loan portion of our senior credit facility of up to $13.3 million such that the total revolving loan portion would equal $235.8 million. As of June 30, 2003, there was $65.6 million (excluding $12.5 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility and additional borrowings of $14.7 million, plus a maximum of $17.5 million underlying letters of credit, were available thereunder. In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios. Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries' assets.

        Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion. As of June 30, 2003, the interest rate applicable to $49.6 million then outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.3%, and the interest rate applicable to $16.0 million then outstanding under the revolving loan portion was base, or 5.5%. Our senior credit facility expires on August 31, 2004. In July 2003, we began negotiating an amended senior credit facility that will extend the expiration date.

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

        Our senior credit facility contains affirmative and negative covenants and other terms customary to such financings, including requirements that we maintain specified financial ratios, including the following:

  •
  Maximum Leverage Ratio—Our consolidated debt to consolidated EBITDA(1) ratio for any period of four consecutive fiscal quarters may not be greater than 4.5 to 1.0.

  •
  Maximum Senior Leverage Ratio—Our consolidated senior debt (generally, consolidated debt other than certain debt, including, without limitation, our Notes, subordinated to our senior credit facility) to consolidated EBITDA(1) ratio for any period of four consecutive fiscal quarters may not be greater than 3.0 to 1.0.

  •
  Minimum Interest Coverage Ratio—Our consolidated EBITDA(1) to consolidated interest expense ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter specified below may not be less than the applicable ratio indicated below:

Quarters Ending	Consolidated EBITDA(1) to Consolidated Interest Expense Ratio
March 31, 2003	2.75 to 1.0
June 30, 2003—September 30, 2003	2.40 to 1.0
December 31, 2003	2.50 to 1.0
March 31, 2004 and thereafter	2.75 to 1.0
  •
  Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $172.2 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the third quarter of 2003.

  •
  Maximum Capital Expenditures—Our annual capital expenditures less property and equipment purchased for new municipal contracts may not be greater than the product of our annual depreciation expense for any fiscal year and the applicable multiple specified below:

Year Ending December 31,	Multiple of Depreciation Expense for Such Year
2002	1.6x
Thereafter	1.4x

        As of June 30, 2003, our consolidated debt to consolidated EBITDA(1) ratio was 4.22:1, our consolidated senior debt to consolidated EBITDA(1) ratio was 1.28:1, our consolidated EBITDA(1) to consolidated interest expense ratio was 2.89:1 and our consolidated net worth was $175.4 million ($3.2 million in excess of the minimum required under our senior credit facility). In addition, our 2002 annual capital expenditures of $31.5 million (net of $9.8 million representing property and equipment purchased for new municipal contracts) did not exceed 1.6 times our 2002 annual depreciation expense. Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

(1)
EBITDA is calculated in accordance with the definition in our senior credit facility and is used solely in this context to provide information on the extent to which we are in compliance with our senior credit facility covenants.

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

Off-Balance Sheet Financing

        We have no off-balance sheet debt or similar obligations, other than the financial assurance instruments, which are issued in the ordinary course of business and are not debt (and, therefore, are not reflected in our consolidated balance sheet) which are discussed under "Significant Commercial Commitments" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Obligations and Commitments

        For a discussion of our obligations and commitments, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There were no significant changes in our business during the three and six months ended June 30, 2003 that would require an update to those disclosures.

Capital Expenditures

        We made capital expenditures of $18.8 million during the six months ended June 30, 2003, $16.4 million from our existing business and $2.4 million from new municipal contracts. In addition, during the six months ended June 30, 2003, we incurred $3.7 million of development costs in connection with two "greenfield" landfills purchased in 2002. Both landfills included the land and the permit to operate. However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell. Both landfills are scheduled to open during the remainder of 2003. We currently expect to make additional capital expenditures of approximately $13.0 million to $15.0 million during the remainder of 2003 in connection with our existing business. We intend to fund our remaining planned 2003 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

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

        The following table summarizes the pro forma impact to our net income for the six and three months ended June 30, 2002 of the accounting change we implemented beginning January 1, 2003:

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002
Reported net income	$1,043,797	$934,180
Adoption of SFAS No. 143, net of tax	(188,849)	(97,352)

Pro forma net income	$854,948	$836,828

        The application of SFAS No. 143 increased loss before cumulative effect of change in accounting principle for the six months ended June 30, 2003 by approximately $70,000, net of tax benefit, and decreased income before cumulative effect of changes in accounting principle for the three months ended June 30, 2003 by approximately $20,000, net of tax benefit.

        The following table summarizes the impact on income from operations of applying the provisions of SFAS No. 143 for the six and three months ended June 30, 2003. The adoption of SFAS No. 143 had no impact on our cash flow.

	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003
Increase to operating expense	$266,000	$109,000
Decrease to depletion expense	(126,000)	(70,000)

Decrease to income from operations	$140,000	$39,000

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

        These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include: our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings; our growth strategy depends, in part, on our acquiring other solid waste management or related businesses and expanding our existing landfills and other operations, which we may be unable to do; we may not be able to successfully manage our growth; competition could reduce our profitability or limit our ability to grow; state and municipal requirements to reduce landfill disposal by encouraging various alternatives may adversely affect our ability to operate our landfills at full capacity; we may lose contracts through competitive bidding or early termination, which would cause our revenue to decline; we are geographically concentrated in the northeastern and southern United States and susceptible to those regions' local economies and regulations; the loss of the City of New York as a customer could have a significant adverse effect on our business and operations; our substantial debt could adversely affect our financial condition and make it more difficult for us to make payments with respect to our debt; despite our current indebtedness, we and our subsidiaries may be able to incur substantially more debt, exacerbating the risks described above; we require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors, some of which are beyond our control; our failure to comply with the covenants contained in our senior credit facility or the indenture governing our Notes, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition; covenant restrictions in our senior credit facility and the indenture governing our Notes may limit our ability to operate our business; the interests of our controlling stockholders could conflict with those of other holders of our securities; we depend heavily on our senior management; if we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional MSW collection contracts or retain necessary landfill operating permits; we are subject to extensive legislation and governmental regulation that may restrict our operations or increase our costs of operations; we may not be able to obtain permits we require to operate our business; we may be subject to legal action relating to compliance with environmental laws; we may have liability for environmental contamination; and we will always face the risk of liability, and insurance may not always be available or sufficient.

        For a further list and description of such risks and uncertainties, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are also expressly qualified in their entirety by such factors. We urge you to carefully consider such factors in evaluating the forward-looking statements and caution you not to place undue reliance on such forward-looking statements. There may also be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business. In light of these risks, uncertainties and assumptions, the forward-looking events may or may not occur. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        See Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risks" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of our exposure to market risks. There was no significant change in those risks during the three months ended June 30, 2003.

Item 4. Controls and Procedures.

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the date of that evaluation to ensure that the information that we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Part II. Other Information

Item 1. Legal Proceedings.

        Please see Part I, Item 1. "Financial Statements," Note 7, captioned "Commitments and Contingencies."

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        By the written consent, effective as of March 17, 2003, of the holders of a majority of the outstanding shares of our Class A voting common stock and preferred stock, our 1999 stock option plan was amended to increase the number of shares of our Class A voting common stock reserved for issuance thereunder from 200,000 to 250,000.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

Exhibit Number	Description
10.1	1999 Stock Option Plan, as amended.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On May 8, 2003, we furnished (but not filed) a Current Report on Form 8-K reporting our financial results for the first quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IESI CORPORATION

August 13, 2003	By:	/s/ THOMAS J. COWEE Thomas J. Cowee Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Document Name
10.1	1999 Stock Option Plan, as amended.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.