Form 10-Q
period 2003-09-30
IESI CORP
filed 2003-11-13
CIK 1076103

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from to

Commission File Number: 333-98657

IESI CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2712191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2301 Eagle Parkway Suite 200 Fort Worth, Texas	76177
(Address of principal executive offices)	(Zip Code)

(817) 632-4000
(Registrant’s telephone number, including area code)

6125 Airport Freeway Suite 202 Haltom City, Texas 76117
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

IESI CORPORATION

i

Part I.  Financial Information

Item 1.Financial Statements

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$3,174,863	$2,589,726
Accounts receivable-trade, less allowance of $1,153,000 and $941,000 at September 30, 2003 and December 31, 2002, respectively	33,320,825	27,516,534
Deferred income taxes	849,163	849,649
Prepaid expenses and other current assets	5,601,758	3,949,590
Total current assets	42,946,609	34,905,499
Property and equipment, net of accumulated depreciation of $95,969,000 and $73,475,000 at September 30, 2003 and December 31, 2002, respectively	272,276,665	241,869,538
Goodwill	137,707,911	128,409,308
Other intangible assets, net	23,627,979	22,666,277
Other assets	5,269,776	3,001,394
Total assets	$481,828,940	$430,852,016
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$21,351,052	$17,086,458
Accrued expenses and other current liabilities	20,333,980	13,387,878
Deferred revenue	5,554,992	3,777,101
Current portion of long-term debt	87,055	184,825
Total current liabilities	47,327,079	34,436,262
Long-term debt	239,415,599	198,386,401
Accrued environmental and landfill costs	12,580,136	12,539,318
Deferred income taxes	8,472,303	6,770,058
Other liabilities	1,326,123	1,593,534
Total liabilities	309,121,240	253,725,573
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at September 30, 2003 and December 31, 2002	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at September 30, 2003 and December 31, 2002	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $101,769,703 and $91,247,703 at September 30, 2003 and December 31, 2002, respectively	99,727,242	89,205,242
Redeemable Series D Convertible Preferred Stock, 145,000 shares authorized, 55,000 shares issued and outstanding, liquidation preference of $67,020,688 and $62,272,416 at September 30, 2003 and December 31, 2002, respectively	64,400,811	59,652,539
Total redeemable preferred stock	228,620,326	213,350,054
Stockholders’ equity (deficit):
Common stock, par value $.01: Authorized shares: Class A—3,600,000, Class B Convertible—450,000, at September 30, 2003 and December 31, 2002; issued and outstanding shares: Class A—142,000, Class B Convertible—112,980, at September 30, 2003 and December 31, 2002	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(55,915,176)	(36,226,161)
Total stockholders’ equity (deficit)	(55,912,626)	(36,223,611)
Total liabilities and stockholders’ equity (deficit)	$481,828,940	$430,852,016

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Services revenue	$180,488,860	$156,248,844	$64,175,475	$57,220,618
Costs and expenses:
Operating	117,926,153	100,715,715	41,542,717	37,721,114
General and administrative	23,004,009	19,377,201	8,207,212	7,267,867
Depreciation, depletion and amortization	26,148,547	20,095,208	9,562,973	7,306,915
	167,078,709	140,188,124	59,312,902	52,295,896
Income from operations	13,410,151	16,060,720	4,862,573	4,924,722
Interest expense, net	(13,778,137)	(9,834,068)	(4,820,285)	(4,169,637)
Loss on termination of interest rate swaps	—	(825,665)	—	—
Loss on extinguishment of debt	—	(585,591)	—	—
Other income (expense), net	(260,227)	(131,164)	(146,772)	(77,915)
Income (loss) before income taxes	(628,213)	4,684,232	(104,484)	677,170
Income tax expense	(2,314,080)	(3,903,969)	(2,562,975)	(940,704)
Income (loss) before cumulative effect of change in accounting principle	(2,942,293)	780,263	(2,667,459)	(263,534)

Cumulative effect of change in accounting principle net of income tax benefit of $0	(1,476,450)	—	—	—
Net income (loss)	$(4,418,743)	$780,263	$(2,667,459)	$(263,534)
Pro forma income (loss) before cumulative effect of change in accounting principle, assuming change in accounting principle described in Note 2 was applied retroactively	$(2,942,293)	$475,906	$(2,667,459)	$(379,042)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Amount
Balance at December 31, 2002	254,980	2,550	—	(36,226,161)	(36,223,611)

Net loss	—	—	—	(4,418,743)	(4,418,743)
Accretion of dividends on Series C and D Preferred Stock	—	—	—	(15,270,272)	(15,270,272)

Balance at September 30, 2003	254,980	$2,550	$—	$(55,915,176)	$(55,912,626)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net income (loss)	$(4,418,743)	$780,263
Cumulative effect of change in accounting principle	1,476,450	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,148,547	20,095,208
Amortization of deferred financing costs	1,947,633	1,724,437
Capping, closure and post-closure accretion	912,869	—
Provision for doubtful accounts	1,207,195	774,600
Write-off costs associated with transactions in process	—	980,000
Loss on extinguishment of debt	—	585,591
Deferred income tax expense	1,702,245	3,481,889
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable	(5,491,814)	1,490,128
Prepaid expenses and other current assets	(1,645,484)	267,822
Accounts payable	4,264,594	(2,072,527)
Accrued expenses and other liabilities	4,170,583	812,082
Capping, closure and post closure expenditures	(641,725)	(544,898)
Net cash provided by operating activities	29,632,350	28,374,595
Investing Activities:
Purchases of property and equipment	(34,502,731)	(20,500,196)
Acquisitions of waste management operations	(25,385,508)	(39,063,274)
Initial development costs for newly acquired permitted landfills	(6,018,195)	—
Capitalized interest	(1,368,009)	(1,263,697)
Deferred costs associated with transactions in process	(1,776,663)	(1,598,487)
Net cash used in investing activities	(69,051,106)	(62,425,654)
Financing Activities:
Borrowings under long-term debt	50,500,000	193,300,000
Payments on long-term debt	(10,044,741)	(151,013,676)
Debt issue costs	(451,366)	(6,976,388)
Payments on interest rate swap termination	—	(825,665)
Net cash provided by financing activities	40,003,893	34,484,271
Net increase in cash and cash equivalents	585,137	433,212
Cash and cash equivalents at beginning of period	2,589,726	2,171,384
Cash and cash equivalents at end of period	$3,174,863	$2,604,596

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Business and Organization

IESI Corporation (IESI) is a Delaware holding company founded in 1995.  IESI, together with its subsidiaries (collectively, the “Company”), is a regional, integrated non-hazardous solid waste management company that provides collection, transfer, disposal, and recycling services to commercial, industrial and residential customers. The Company was formed in order to participate in the consolidation of the fragmented solid waste industry. The Company is executing this strategy through an acquisition program, which targets businesses in two principal geographic regions, the Northeast and the South United States. The Company is currently operating in nine states: Arkansas, Louisiana, Maryland, Missouri, New Jersey, New York, Oklahoma, Pennsylvania, and Texas.

The accompanying unaudited consolidated financial statements include the accounts of IESI and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading.  Operating results for interim periods are not necessarily indicative of the results for full years.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The following table summarizes the pro forma impact to net income for the nine months and three months ended September 30, 2002 of the accounting change implemented beginning January 1, 2003:

	Nine Months Ended September 30,	Three Months Ended September 30,
Reported net income (loss)	$780,263	$(263,534)
Adoption of SFAS No. 143, net of tax	(304,357)	(115,508)
Pro forma net income (loss)	$475,906	$(379,042)

The application of SFAS No. 143 increased loss before cumulative effect of changes in accounting principle for the nine months ended September 30, 2003 by approximately $175,000, net of tax, and decreased income before cumulative effect of changes in accounting principle for the three months ended September 30, 2003 by approximately $35,000, net of tax.

The following table summarizes the impact on income from operations of applying the provisions of SFAS No. 143 on income before cumulative effect of change in accounting principle for the nine months and three months ended September 30, 2003.  The adoption of SFAS No. 143 had no impact on the Company’s cash flow.

	Nine Months Ended September 30,	Three Months Ended September 30
Increase to operating expense	$365,000	$99,000
Decrease to depletion expense	(190,000)	(64,000)
Decrease to income from operations	$175,000	$35,000

While SFAS No. 143 impacts the accounting for the Company’s landfill operations, it does not change the basic landfill accounting principles that the Company and others in the waste industry have historically followed.  In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill.

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

The tables below set forth the significant changes between the Company’s historical and current (effective January 1, 2003 upon the Company’s adoption of SFAS No. 143) landfill accounting practices and certain definitions related thereto:

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

Description	Historical Practice	Current Practice (Effective January 1, 2003)
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

The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its’ policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense on property and equipment was approximately $15,537,000 and $11,802,000 for the nine months ended September 30, 2003 and 2002, respectively, and approximately $5,450,000 and $4,289,000 for the three months ending September 30, 2003 and 2002, respectively.

Landfills and landfill improvements are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to construct and develop the site.  All indirect landfill development costs are expensed as incurred.  Depletion expense was approximately $7,939,000 and $5,996,000 for the nine months ended September 30, 2003 and 2002, respectively, and approximately $3,178,000 and $2,122,000 for the three months ending September 30, 2003 and 2002, respectively.

Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills.  The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects.  Interest capitalized was approximately $1,368,000 and $1,264,000 for the nine months ended September 30, 2003 and 2002, respectively, and $347,000 and $611,000 for the three months ended September 30, 2003 and 2002, respectively.

Property and equipment consisted of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Land and landfills	$180,572,754	$157,495,877
Vehicles	86,774,649	72,693,739
Containers and compactors	51,599,670	45,021,821
Machinery and equipment	26,169,003	20,199,485
Buildings and improvements	17,810,281	15,535,880
Furniture and office equipment	5,319,005	4,397,468
	368,245,362	315,344,270
Less accumulated depreciation and depletion	95,968,697	73,474,732
	$272,276,665	$241,869,538

Goodwill and Other Intangible Assets

Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill). Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets.  Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods generally ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $2,672,000 and $2,297,000 for the nine months ended September 30, 2003 and 2002, respectively, and $935,000 and $896,000 for the three months ended September 30, 2003 and 2002, respectively.  The Company defers costs related to incurring debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.

Other intangible assets consisted of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Customer lists	$18,494,755	$14,033,330
Noncompetition agreements	8,106,803	7,195,483
Debt issue costs	16,123,400	15,900,865
Other	970,682	1,033,983
	43,695,640	38,163,661
Less accumulated amortization	20,067,661	15,497,384
	$23,627,979	$22,666,277

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

On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results.  The Company periodically evaluates the value and future benefits of its other intangible assets.  The Company assesses recoverability from future operations using cash flows and income from operations of the related asset as measures.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value would be reduced to estimated fair value if it becomes probable that the Company’s estimate for expected future cash flows of the related asset would be less than the carrying amount of the related intangible assets.  There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of September 30, 2003 and December 31, 2002.

Scheduled estimated amortization of other intangible assets is as follows:

2003	$1,641,294
2004	5,598,948
2005	3,807,911
2006	3,044,163
2007	2,718,872
Thereafter	6,816,791
$23,627,979

Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
Acquisition related accrued liabilities	$2,857,740	$2,740,190
Interest	4,941,076	1,169,589
Accrued payroll and other employee related liabilities	3,780,336	2,663,757
Accrued insurance liabilities	3,764,566	2,874,036
Other	4,990,262	3,940,306
	$20,333,980	$13,387,878

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

The Company has determined that due to its estimated annual operating results for 2003, the Company’s estimated income tax provision will not vary significantly based on the estimated income (loss) before income taxes for 2003.  As such, as of September 30, 2003, the Company has recognized in its consolidated statement of operations an amount equaling approximately 75% of the estimated 2003 income tax provision.

The difference in income taxes computed at the statutory rate and reported income taxes for the three and nine months ended September 30, 2003 is due primarily to state and local income taxes and an increase in the valuation allowance.  The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended September 30, 2003, is also due to the situation discussed in the preceding paragraph.  The difference in income taxes computed at the statutory rate and reported income taxes for the nine months ended September 30, 2002 is due primarily to state and local income taxes and an increase in the valuation allowance related to a change in the estimated reversal of temporary differences related to tax deductible goodwill.

4.                                      Acquisitions

All acquisitions were accounted for as purchases and, accordingly, only the operations of the acquired companies since the acquisition dates are included in the accompanying unaudited consolidated financial statements.

During the nine months ended September 30, 2003, the Company acquired the hauling and disposal assets of 12 solid waste management companies and real estate associated with an operating landfill for an aggregate purchase price of approximately $30,373,000 consisting of cash and liabilities assumed.  In connection with the acquisitions, the Company recorded approximately $7,895,000 of goodwill, all of which is expected to be deductible for tax purposes, and approximately $6,776,000 of amortizing intangible assets.  The amortizing intangible assets consist of $4,519,000 related to customer lists with generally two to seven year amortization periods and $2,257,000 related to non-competition agreements with generally two to five year amortization periods.  The pro forma effects of the acquisitions are not significant to the Company’s operating results.  See footnote 11, Subsequent Events, for a discussion of the acquisition of Seneca Meadows, Inc. in October 2003.

In addition, during the nine months ended September 30, 2003, the Company incurred $6,018,000 of development costs in connection with two “greenfield” landfills, which the Company purchased in 2002.  Both landfills included the land and the permit to operate.  However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell.  Both landfills opened during the three months ended September 30, 2003. Prior to commencement of the operating activities of the landfill, development costs are classified as acquisition costs.

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

Final Capping, Closure and Post-Closure Obligations

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills.  The Company develops its estimates of final capping, closure and post-closure obligations using input from its engineers and accountants.  The Company’s estimates are based on its interpretation of current requirements and are intended to approximate fair value.  Absent quoted market prices, the estimate of fair value should be based on the best available information, including the results of present value techniques.  In general, the Company contracts with third parties to fulfill most of its obligations for final capping, closure and post-closure.  Accordingly, the fair market value of these obligations is based upon quoted and actual prices paid for similar work.  The Company intends to perform some of these capping, closure and post-closure activities using internal resources.  Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin to the estimated cost of such services to better reflect their fair market value.  When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned.  An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows.  However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable.  In the waste industry, there is no market that exists for selling the responsibility for final capping, closure and post-closure independent of selling the landfill in its entirety.  Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from its determination of expected cash flows for landfill asset retirement obligations.

Once the Company has determined the final capping, closure and post-closure costs, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value.  The Company inflates these costs in current dollars until the expected time of payment using an inflation rate of 2.5% annually and discounts these costs to present value using a credit-adjusted, risk-free discount rate of 10.25%.  The Company reviewed the inflation rate to be used for 2003 and determined that a rate of 2.5%, which is the rate used by most waste industry participants, was appropriate.  The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for the Company’s credit rating.  Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

Management reviews the estimates of the Company’s obligations at least annually.  Significant changes in inflation rates and the amount and timing of future final capping, closure and post-closure cost estimates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity consumed, and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill.

The Company records the estimated fair value of final capping, closure and post-closure liabilities for its landfills based on the respective final capping or landfill capacities consumed through the current period.  The liability and corresponding asset are recorded on a per-ton basis.  The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill.  Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed.  Closure and post-closure accruals include estimates for methane gas control, leachate management and ground-water monitoring and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure.  Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred.  Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs.  For purchased disposal sites, the Company assesses and records final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date it assumed the responsibility.  Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

Accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating costs on the income statement.

In the United States, the closure and post-closure requirements are established by the Environmental Protection Agency’s (“EPA”) Subtitle C and D regulations, as implemented and applied on a state-by-state basis.  The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

The changes to landfill liabilities related to final capping, closure, post-closure and other obligations are as follows:

	Nine Months Ended September 30,
	2003	2002

Beginning balance	$12,539,318	$12,600,157
Cumulative effect of change in accounting principle	(1,553,432)	—
Obligations incurred	731,767	259,038
Obligations acquired through acquisition	421,056	179,534
Obligations settled	(641,725)	(544,898)
Revisions in estimates	170,283	—
Accretion	912,869	—
Ending balance (a)	$12,580,136	$12,493,831

(a)                                  As of September 30, 2003, landfill liabilities include the Company’s final capping, closure and post-closure obligations under the provisions of SFAS No. 143.  Final capping obligations to be discharged during the operating lives of the landfills were not included in landfill liabilities during the year ended December 31, 2002.

The Company pays annual premiums to obtain performance bonds underwritten by a large insurance carrier, which support the Company’s financial assurance obligations for its facilities’ closure and post-closure costs.  These premiums are expensed as incurred.

6.                                      Long-Term Debt

Long-term debt consisted of the following at September 30, 2003 and December 31, 2002 (amounts due under the revolving credit loan have been classified based on the terms of the amended credit facility as described in footnote 11):

	September 30, 2003	December 31, 2002
Revolving credit loan	$86,975,000	$46,400,000
Senior subordinated notes due June 15, 2012	152,440,599	151,964,430
Other	87,055	206,796
Total long-term debt	239,502,654	198,571,226
Less current portion	87,055	184,825
	$239,415,599	$198,386,401

Scheduled maturities of long-term debt are as follows (amounts due under the revolving credit loan have been classified based on the terms of the amended credit facility as described in footnote 11):

2003	$68,561
2004	18,494
2005	—
2006	—
2007	—
Thereafter	239,415,599
$239,502,654

On June 12, 2002, the Company issued $150,000,000 of 10.25% Senior Subordinated Notes due 2012 (“Original Notes”) in a private placement.  Interest is payable semi-annually on June 15th and December 15th.  On January 15, 2003, the Company exchanged the Original Notes for a like amount of notes (“Notes”) with substantially the same terms, which were registered under the Securities Act of 1933, as amended.  The net proceeds from the offering of the Original Notes were approximately $144,000,000, after deducting the initial purchasers’ fees and other expenses of the offering.  The Company used $142,800,000 of these proceeds to repay amounts outstanding under the term loan and revolving credit loan portions of its senior credit facility.

The Notes are guaranteed by all of IESI’s current subsidiaries, all of which are 100% owned by IESI.  Condensed consolidating financial information is not provided as IESI has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several and there are no significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

The Company’s senior credit facility was provided by a syndicate of lenders led by Fleet National Bank, as administrative agent (“Fleet”) and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents. As of September 30, 2003, there was $86,975,000 (excluding $15,500,000 underlying letters of credit) outstanding under the revolving loan portion of the senior credit facility and additional borrowings of $17,400,000 were available under the revolving loan portion, plus a maximum of an additional $14,500,000 underlying letters of credit.

The senior credit facility permitted borrowings at floating interest rates based, at the Company’s option, on the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and required payment of an annual commitment fee based on the unused portion of the revolving loan.  As of September 30, 2003, the interest rate applicable to $51,450,000 outstanding under the revolving loan portion of the Company’s senior credit facility was LIBOR plus 325 basis points, or 4.37%.  The interest rate applicable to the remaining $35,525,000 outstanding under the revolving loan portion of the Company’s senior credit facility was the Fleet prime rate, or 5.25%.  The senior credit facility expires on August 31, 2004.  During October 2003, the Company refinanced the senior credit facility.  See footnote 11, Subsequent Events, for a discussion of the amended senior credit facility.

In August 2002, the Company entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25,000,000 of the Company’s senior subordinated notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.  As of September 30, 2003 and December 31, 2002, the fair value of the two interest rate swaps was $2,440,599 and $1,964,430, respectively.  The fair value of the hedged senior subordinated notes has been adjusted for the effects of the change in fair value of the interest rate swaps.

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

Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2003, the Company was not aware of any such environmental liabilities.

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company.  From time to time, the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of September 30, 2003, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.  See footnote 11, Subsequent Events, for a discussion of litigation matters.

8.                                      Redeemable Preferred Stock

The Company had redeemable preferred stock on its balance sheet of $228,620,000 as of September 30, 2003 and $213,350,000 as of December 31, 2002, representing the carrying value of its preferred stock as of such dates.  In accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities, the Company has classified its preferred stock outside of permanent equity because, pursuant to the terms of such preferred stock, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events.  Such redemption is not deemed to be solely within the Company’s control because holders of the Company’s preferred stock currently control a majority of the votes of the Company’s board of directors.  See footnote 11, Subsequent Events, for a discussion of the Series E Convertible Preferred Stock issued in October 2003.

9.                                      Segment Reporting

The Company’s two geographic regions are the Company’s reportable segments. The segments provide integrated waste management services consisting of collection, transfer, disposal, and recycling services to commercial, industrial, municipal, and residential customers. Summarized financial information concerning the Company’s reportable segments for the respective nine-month and three-month periods ended September 30 is shown in the following table:

	South Region	Northeast Region	Corporate Functions	Total
Nine Months Ended September 30, 2003
Outside revenues
Collection	$102,620,766	$25,095,442	$—	$127,716,208
Transfer	3,541,630	30,903,613	—	34,445,243
Disposal	6,883,534	6,019,247	—	12,902,781
Recycling	2,018,283	2,748,531	—	4,766,814
Other	524,446	133,368	—	657,814
Total outside revenues	115,588,659	64,900,201	—	180,488,860
Income (loss) from operations	11,288,793	8,450,352	(6,328,994)	13,410,151
Depreciation, depletion and amortization	19,209,860	6,409,253	529,434	26,148,547
Purchases of property and equipment	26,691,069	9,007,519	172,152	35,870,740
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	31,403,703	—	—	31,403,703
Goodwill acquired	7,895,077	—	—	7,895,077
Goodwill	90,079,715	47,628,196	—	137,707,911
Total assets	306,929,082	157,952,997	16,946,861	481,828,940

Nine Months Ended September 30, 2002
Outside revenues
Collection	$80,996,502	$22,911,224	$—	$103,907,726
Transfer	3,342,256	32,613,215	—	35,955,471
Disposal	5,772,144	4,876,404	—	10,648,548
Recycling	1,945,005	2,717,886	—	4,662,891
Other	1,055,184	19,024	—	1,074,208
Total outside revenues	93,111,091	63,137,753	—	156,248,844
Income (loss) from operations	12,921,845	9,213,474	(6,074,599)	16,060,720
Depreciation, depletion and amortization	14,291,596	5,346,766	456,846	20,095,208
Purchases of property and equipment	14,777,587	5,096,448	626,161	20,500,196
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	38,364,761	698,513	—	39,063,274
Goodwill acquired	21,564,753	—	—	21,564,753
Goodwill	81,602,740	47,628,196	—	129,230,936
Total assets	247,095,829	145,780,409	17,902,698	410,778,936

Three Months Ended September 30, 2003
Outside revenues
Collection	$36,682,503	$8,558,112	$—	$45,240,615
Transfer	1,144,682	10,869,123	—	12,013,805
Disposal	2,828,644	2,345,555	—	5,174,199
Recycling	683,597	840,586	—	1,524,183
Other	180,742	41,931	—	222,673
Total outside revenues	41,520,168	22,655,307	—	64,175,475
Income (loss) from operations	3,743,325	3,333,248	(2,214,000)	4,862,573
Depreciation, depletion and amortization	6,995,263	2,394,619	172,991	9,562,873
Purchases of property and equipment	11,211,912	4,749,199	—	15,961,111
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	19,115,085	—	—	19,115,085
Goodwill acquired	1,429,524	—	—	1,429,524

Three Months Ended September 30, 2002
Outside revenues
Collection	$30,444,498	$8,044,519	$—	$38,489,017
Transfer	1,133,418	11,648,759	—	12,782,177
Disposal	2,164,665	1,709,549	—	3,874,214
Recycling	889,753	916,930	—	1,806,683
Other	258,631	9,896	—	268,527
Total outside revenues	34,890,965	22,329,653	—	57,220,618
Income (loss) from operations	4,405,470	3,463,596	(2,944,344)	4,924,722
Depreciation, depletion and amortization	5,371,508	1,793,696	141,711	7,306,915
Purchases of property and equipment	7,550,635	1,986,315	219,202	9,756,152
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	11,585,034	—	—	11,585,034
Goodwill acquired	7,208,464	—	—	7,208,464

Seasonality and weather can temporarily affect some of the Company’s revenue and expenses.  The Company generally experiences lower construction and demolition waste volumes during the winter months when the construction industry slows down.  Frequent and/or heavy snow and ice storms can affect the productivity of the Company’s operations.  In the Company’s South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 - 90 day period can put additional stress on the construction industry, lowering the volumes of waste the Company handles.  For example, inclement weather in the Company’s South Region during the fourth quarter of 2002 and the first two months of 2003 resulted in a reduction in the volumes of waste the Company handled during such periods.  Significantly below normal rainfall can lead to higher levels of construction activity, increasing the Company’s volumes.

10.                               Stock Options

On July 1, 2003, the Board of Directors of the Company authorized the issuance of 21,900 options under the Company’s existing 1999 Stock Option Plan (the “Plan”).  Options granted under the Plan are nonqualified stock options to certain employees and directors.  The options were issued at an exercise price of $95 per share which was considered to be equal to or greater than the estimated fair value of the underlying shares.  Options issued under the Plan expire 10 years from the date of grant and become fully vested over periods ranging from 5 to 8 years.

The following schedule reflects the pro forma impact for the respective nine-month and three-month periods ended September 30, 2003 and 2002 on net income of accounting for the Company’s stock option grants using SFAS No. 123, “Accounting for Stock-Based Compensation,” which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model.

	2003	2002
For the nine months ended September 30,
Reported net income (loss)	$(4,418,743)	$780,263
Less: compensation expense per SFAS No. 123, net of tax	112,646	23,588
Pro forma net income (loss)	$(4,531,389)	$756,675

For the three months ended September 30,
Reported net income (loss)	$(2,667,459)	$(263,534)
Less: compensation expense per SFAS No. 123, net of tax	41,882	23,588
Pro forma net loss	$(2,709,341)	$(287,122)

11.          Subsequent Events

On October 9, 2003, the Company acquired all of the outstanding stock of Seneca Meadows, Inc., the owner and operator of the Seneca Meadows Landfill, for approximately $185,000,000. The Seneca Meadows Landfill is a fully permitted municipal solid waste landfill located in the Finger Lakes Region of upstate New York, approximately 45 miles southeast of the City of Rochester, New York. The Seneca Meadows Landfill is permitted to accept an average of 6,000 tons of municipal solid waste per day.

Also during October, the Company issued $47,500,000 of Series E Convertible Preferred Stock (“Series E Stock”) and finalized an amendment of its senior secured credit facility. The Series E Stock is the most senior class of IESI’s equity and has substantially the same terms and conditions as the Company’s outstanding Series D Convertible Preferred Stock. The proceeds from the issuance of the Series E Stock were used to finance the acquisition of Seneca Meadows.  The amended senior secured credit facility totals $400,000,000 and consists of a $200,000,000 revolver and a $200,000,000 term loan. The revolver matures in October 2008 and the term loan matures in October 2010. The $200,000,000 term loan and borrowings of $33,700,000 under the revolver were used to refinance IESI’s existing credit facility, and to finance the acquisition of Seneca Meadows.  Future borrowings under the revolver will be available to finance acquisitions, capital expenditures, working capital and other general corporate purposes.  The amount outstanding under the revolving loan portion of the Company’s credit facility at September 30, 2003 has been classified as a long-term obligation in the consolidated balance sheet at September 30, 2003 based on the terms of the amended credit facility.

On October 30, 2003, a Company vehicle was involved in an accident in which the Company estimates the costs of the accident will exceed the Company’s maximum stop loss deductible of $500,000 per accident.  The Company will record an expense of $500,000 in the fourth quarter of 2003 to record its’ portion of the estimated costs related to the accident.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Application of Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In addition, please refer to Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of our adoption of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” There were no material changes relating to our critical accounting estimates during the three months ended September 30, 2003.

Sources of Revenue

Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services.  We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners’ associations, or subscription arrangements with homeowners.  We estimate that more than 30% of our South Region’s revenue was generated from 256 municipal contracts during 2002 and 275 municipal contracts during the first nine months of 2003.  Our contracts with the City of New York represented in the aggregate approximately 34% of our Northeast Region’s, and approximately 14% of our overall, revenue during 2002 and approximately 33% of our Northeast Region’s, and approximately 12% of our overall, revenue during the first nine months of 2003.  Contracts with municipalities provide relatively consistent cash flow during the terms of the contracts.  Our municipal contracts generally last from three to five years and usually have renewal options.  Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term.  These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal and subsequently on a bid or negotiated renewal basis.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.  Our collection business also generates revenue from the sale of recyclable commodities.  After recyclables are collected, they are delivered to other sorting facilities operated by third parties.

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

We charge transfer station and landfill customers a “tipping fee” either on a per-ton or per-yard basis for disposing of their municipal solid waste, or MSW, construction and demolition, or C&D, waste, or both at the transfer stations and landfills we operate.  We generally base our transfer station “tipping fees” on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.  We generally base our landfill “tipping fees” on market factors and the type and weight or volume of the waste deposited and the type and size of the vehicles used in the transportation of the waste.

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

The City of New York currently places a maximum limitation of $12.20 per loose yard or $160.00 per ton on the fees a hauler can charge to a commercial customer for waste collection services.  The disposal facilities in and around New York City charge by the ton.  Prior to September 15, 2003, the restriction applied only on a per loose yard basis.  Accordingly, based on the weight of certain customers’ loose yardage, prior to September 15, 2003 it was not economical for us to service customers with “heavy waste.”  Accordingly, our New York City collection business had focused on customers that had loose garbage that was lighter and on those customers that have a large paper recycling component, which enabled us to reduce our cost of disposal.

During 2002, New York City announced changes to update its Solid Waste Management Plan, pursuant to which it plans to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day.  New York City has announced its intention to implement these changes by retrofitting and repermitting these marine transfer stations by 2008 so that the stations can containerize the City’s residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.

In February 2003, the New York City Department of Sanitation completed a solicitation of bids for the disposal of up to 4,000 tons of MSW per day that the City collects in Brooklyn.  The waste covered by the solicitation of bids included the waste covered by our contracts with the City as well as a larger, contract between the City and Waste Management.  We submitted bids to transfer and dispose up to an aggregate of 1,500 tons of the waste covered by the solicitation of bids.  The City, in October awarded us a new three-year contract for up to 1,500 tons per day commencing in November 1, 2003.

The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Collection	70.8%	66.5%	70.5%	67.3%
Transfer	19.1%	23.0%	18.7%	22.3%
Disposal	7.1%	6.8%	8.1%	6.8%
Recycling	2.6%	3.0%	2.4%	3.1%
Other	0.4%	0.7%	0.3%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

Cost Structure

Our operating expenses include labor, fuel, equipment maintenance, “tipping fees” paid to third-party transfer stations and disposal facilities, workers’ compensation and vehicle insurance, third-party transportation expenses, and accretion expense.  We monitor the fluctuation in fuel prices and, from time to time, if this cost increases at a higher rate than inflation, we generally pass the additional cost on to our customers.  Our business strategy is to develop vertically integrated operations to internalize — transfer and dispose of at our own landfills — the waste that we handle and thus realize higher margins from our operations.  By disposing of waste at our own landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills.  We currently internalize approximately 48% of the solid waste that we handle and deliver the rest to third-party disposal facilities.  If the operators of third-party landfills increase their “tipping fees,” we would seek to pass along these increases to our customers, but if we were unable to do so, our profitability would be adversely affected.  If these operators discontinue their arrangements with us and we cannot find alternative disposal sites with favorable arrangements, our costs of disposal may rise.  Also, our failure to obtain the required permits to establish new landfills and transfer stations or expand our existing landfills and transfer stations could hinder our business strategy to develop vertically integrated operations.  Failure to expand capacity could lead to decreased profitability as a result of the increased “tipping fees” we would have to pay to third-party landfills.

We operate 23 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain volume discounts on disposal rates.  We have a limited number of municipal contractual obligations that require us to deliver waste collected under the contracts to a designated disposal facility.

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

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  See Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.  Under SFAS No. 143, costs associated with final capping activities that occur during the operating life of a landfill, as well as closure and post closure activities, are accounted for as asset retirement obligations on a discounted basis.  We recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred.  We recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover.  The landfill retirement obligations are initially measured at estimated fair value.  Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate (currently at 10.25%).  Accretion is recorded on all landfill retirement obligations using the effective interest method.  We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices.  We amortize landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

We periodically evaluate the value and future benefits of our goodwill and other intangible assets. For intangible assets other than goodwill, we assess the recoverability from future operations using cash flows and income from operations of the related assets as measures.  Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related intangible assets would be less than the carrying amount of the intangible assets.  As of December 31, 2002, there were no adjustments to the carrying amounts of intangibles other than goodwill resulting from these evaluations.  We test goodwill for impairment using the two-step process prescribed in SFAS No. 142.  The first step is a screen for potential impairment and the second step measures the amount of the impairment, if any.  We performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002 and incurred no impairment of goodwill upon the initial adoption of SFAS No. 142.  We also performed our annual impairment test during 2002 and incurred no impairment.  As of September 30, 2003, goodwill and other intangible assets represented approximately 33.5% of total assets, 70.6% of redeemable preferred stock and 92.0% of the sum of our redeemable preferred stock and stockholders’ equity (deficit).

Seasonality

Seasonality and weather can temporarily affect some of our revenue and expenses.  We generally experience lower C&D waste volumes during the winter months when the construction industry slows down.  Frequent and/or heavy snow and ice storms can affect our revenue and the productivity of our operations.  In our South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 - 90 day period can put additional stress on the construction industry, lowering the volumes of waste we handle.  For example, inclement weather in the our South Region during the fourth quarter of 2002 and the first two months of 2003 resulted in a reduction in the volumes of waste we handled during such periods. Significantly below normal rainfall can lead to higher levels of construction activity, increasing our volumes.

Impact of Inflation

To date, inflation has not significantly affected our operations.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill “tipping fees” and, in some cases, fuel costs.  Therefore, we believe that we would be able to increase prices to offset many cost increases that result from inflation.  However, competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation.  For example, during the first nine months of 2003, diesel fuel costs have been significantly higher than during the comparable six-month period of 2002.

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

2003.  During the first nine months of 2003, we acquired the assets of 12 solid waste management companies, for an aggregate purchase price of $30.4 million, consisting of cash and liabilities assumed.

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

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2003		2002		2003		2002
	$	%	$	%	$	%	$	%

South Region	115,589	64.0	93,111	59.6	41,520	64.7	34,891	61.0
Northeast Region	64,900	36.0	63,138	40.4	22,655	35.3	22,330	39.0
Services revenue	180,489	100.0	156,249	100.0	64,175	100.0	57,221	100.0
Operating expense	117,926	65.3	100,716	64.5	41,542	64.7	37,721	65.9
General and administrative	23,004	12.7	19,377	12.4	8,207	12.8	7,268	12.7
Depreciation, depletion and amortization	26,149	14.5	20,095	12.9	9,563	14.9	7,307	12.8
Income from operations	13,410	7.5	16,061	10.3	4,863	7.6	4,925	8.6
Interest expense, net	(13,778)	(7.7)	(9,834)	(6.3)	(4,820)	(7.6)	(4,170)	(7.3)
Loss on termination of interest rate swaps	—	—	(825)	(0.5)	—	—	—	—
Loss on extinguishment of debt	—	—	(586)	(0.4)	—	—	—	—
Other income (expense), net	(261)	(0.1)	(132)	(0.1)	(147)	(0.2)	(78)	(0.2)
Income tax benefit (expense)	(2,314)	(1.3)	(3,904)	(2.5)	(2,563)	(4.0)	(941)	(1.6)
Cumulative effect of change in accounting principle	(1,476)	(0.8)	—	—	—	—	—	—
Net income (loss)	(4,419)	(2.4)	780	0.5	(2,667)	(4.2)	(264)	(0.5)

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Revenue.  Our revenue increased by $7.0 million, or 12.2%, to $64.2 million during the three months ended September 30, 2003 from $57.2 million during the three months ended September 30, 2002.  During the three months ended September 30, 2003, acquisitions completed since July 2002 contributed $4.3 million, or 7.5%, to the increase in our revenue from the three months ended September 30, 2002.  Excluding incremental revenue from acquisitions, our revenue increased by $2.7 million, or 4.7%.  During the three months ended September 30, 2003, our new business, from both new municipal contracts and increased sales from existing operations, contributed 2.9% of such increase, while selective price increases contributed 1.8%.  In our South Region, our revenue increased by $6.6 million, or 19.0%, to $41.5 million during the three months ended September 30, 2003 from $34.9 million during the three months ended September 30, 2002.  In our Northeast Region, our revenue increased by $0.4 million, or 1.5%, to $22.7 million during the three months ended September 30, 2003 from $22.3 million during the three months ended September 30, 2002.

Operating Expenses.  Our operating expenses increased by $3.8 million, or 10.1%, to $41.5 million during the three months ended September 30, 2003 from $37.7 million during the three months ended September 30, 2002.  Operating expenses as a percentage of our revenue decreased by 1.2% to 64.7% during the three months ended September 30, 2003 from 65.9% during the comparable period in 2002.  The increase in our operating expenses was substantially due to the increase in our revenue during the same period, including as a result of expenses from acquired operations.   Fuel costs increased by $75,000 during the three months ended September 30, 2003 as compared to the corresponding period in 2002. While down significantly since its peak in the first quarter of 2003, fuel cost per gallon was still up approximately $0.05 per gallon during the three months ended September 30, 2003 as compared to the corresponding period in 2002.

General and Administrative.  Our general and administrative expenses increased by $939,000, or 12.9%, to $8.2 million during the three months ended September 30, 2003 from $7.3 million during the three months ended September 30, 2002.  Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations.  Also during the quarter, we increased our bad debt reserve by an additional $250,000 to cover expected write-offs at a single hauling operation in our South Region.  General and administrative expenses as a percentage of our revenue increased to 12.8% during the three months ended September 30, 2003 from 12.7% during the comparable period in 2002.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $2.3 million, or 30.9%, to $9.6 million during the three months ended September 30, 2003 from $7.3 million during the three months ended September 30, 2002.  This increase resulted primarily from the inclusion of depreciation, depletion, and amortization of businesses acquired in 2003, a full three months of depreciation, depletion, and amortization from businesses acquired since July 2002 and depreciation of capital assets purchased for internal growth.  In addition, during the three months ended September 30, 2003, we added three new operating landfills, including two greenfield sites acquired in 2002 that opened in August 2003 and an operating landfill purchased in July 2003. Landfills generally have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.  Our Bethlehem landfill permit expansion, which was granted in April 2003 and included an increase in daily permitted volume from 750 tons to 1,375 tons, resulted in an increase in depletion expense for the three months ended September 30, 2003 of $500,000.  Depreciation, depletion and amortization as a percentage of our revenue increased to 14.9% during the three months ended September 30, 2003 from 12.8% during the comparable period in 2002.

Income from Operations.  Our income from operations decreased $62,000, or 1.3%, to $4.9 million during the three months ended September 30, 2003 from $4.9 million during the three months ended September 30, 2002.  Income from operations as a percentage of our revenue decreased to 7.6% in the three months ended September 30, 2003 from 8.6% during the comparable period in 2002.  The decrease in income from operations during the three-month period ended September 30, 2003 was caused by higher fuel costs, an increase in our bad debt reserve, and higher depletion expenses related to our Bethlehem landfill and new landfills, partially offset by an increase in our revenue during the same period, net of an increase in expenses from acquired operations and new business.

Interest Expense, Net.  Our interest expense, net, increased $651,000, or 15.6%, to $4.8 million during the three months ended September 30, 2003 from $4.2 million during the three months ended September 30, 2002.  This increase was attributable to higher debt levels during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, primarily due to acquisitions, and capital needs related to new business.  Interest expense, net, as a percentage of our revenue, increased to 7.6% in the three months ended September 30, 2003 from 7.3% during the comparable period in 2002.

Other Expenses.  Our other expenses increased by $69,000 to $147,000 in the three months ended September 30, 2003 from $78,000 in the three months ended September 30, 2002.  The increase was the result of additional state franchise taxes.

Income Tax Expense.  Our income tax expense increased to $2.6 million during the three months ended September 30, 2003 from $941,000 during the three months ended September 30, 2002.  Income tax expense as a percentage of revenue was 4.0% for the three months ended September 30, 2003.  We have determined that due to our estimated annual operating results for 2003, our estimated income tax provision will not vary significantly based on the estimated income (loss) before income taxes for 2003.  As such, as of September 30, 2003, we have recognized in our consolidated statement of operations an amount equaling approximately 75% of the estimated 2003 income tax provision.  The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended September 30, 2003 is also due primarily to state and local income taxes and an increase in the valuation allowance related to deferred tax assets.

Net Income (Loss).  Our net loss increased $2.4 million to a loss of $2.7 million during the three months ended September 30, 2003 from a loss of $264,000 during the three months ended September 30, 2002.  The increase in net loss was substantially attributable to the increase in income tax expense, partially offset by an increase in our revenue during the same period, net of an increase in expenses from acquired operations and new business.  Additionally, net loss increased due to higher fuel costs, an increase in our bad debt reserve, additional depletion expense, increased interest expense, net, from a higher debt level and additional state franchise taxes.  Net income as a percentage of our revenue decreased to a loss of (4.2)% in the three months ended September 30, 2003 from a loss of (0.5)% in the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Revenue.  Our revenue increased by $24.3 million, or 15.5%, to $180.5 million during the nine months ended September 30, 2003 from $156.2 million during the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, acquisitions completed since January 2002 contributed $15.5 million, or 9.9%, to the increase in our revenue from the nine months ended September 30, 2002.  Excluding incremental revenue from acquisitions, our revenue increased by $8.8 million, or 5.6%.  During the nine months ended September 30, 2003, our new business, from both new municipal contracts and increased sales from existing operations, contributed 2.7% of such increase, while selective price increases contributed 2.9%.  In our South Region, our revenue increased by $22.5 million, or 24.1%, to $115.6 million during the nine months ended September 30, 2003 from $93.1 million during the nine months ended September 30, 2002.  In our Northeast Region, our revenue increased by $1.8 million, or 2.8%, to $64.9 million during the nine months ended September 30, 2003 from $63.1 million during the nine months ended September 30, 2002.  During the winter months of January, February and March, 2003, severe weather in our Northeast Region and, to a lesser extent, in our South Region, temporarily reduced our roll-off collection, transfer station and landfill revenue by $1.6 million to $1.8 million, as compared to the comparable three month period in 2002.

Operating Expenses.  Our operating expenses increased by $17.2 million, or 17.1%, to $117.9 million during the nine months ended September 30, 2003 from $100.7 million during the nine months ended September 30, 2002.  Operating expenses as a percentage of our revenue increased by 0.8% to 65.3% during the nine months ended September 30, 2003 from 64.7% during the comparable period in 2002.  The increase in our operating expenses was substantially due to the increase in our revenue during the same period, including as a result of expenses from acquired operations and new business.  Additionally, our operating expenses increased during the nine months ended September 30, 2003 due to an additional $4.00 per ton disposal fee enacted by Pennsylvania in July 2002.  While we were able to pass this additional fee on to our customers, the additional disposal cost increased operating expenses as a percentage of our revenue by approximately 0.7%.  Between January and September 2003, the price for a gallon of diesel fuel increased at its peak by approximately $0.30 per gallon, resulting in additional fuel costs of $825,000 during the period, as compared to the corresponding period in 2002.  As discussed above, the severe winter weather during January, February, and March 2003 negatively impacted our landfill and transfer station revenue, without a corresponding reduction in expenses.  Excluding transportation and disposal costs related to transfer stations, the other costs at these facilities are mostly fixed, causing margin deterioration during the nine months ended September 30, 2003 of 0.1%.

General and Administrative.  Our general and administrative expenses increased by $3.6 million, or 18.7%, to $23.0 million during the nine months ended September 30, 2003 from $19.4 million during the nine months ended September 30, 2002.  Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations.  General and administrative expenses as a percentage of our revenue increased to 12.7% during the nine months ended September 30, 2003 from 12.4% during the comparable period in 2002.  During the nine months ended September 30, 2003 we wrote off $170,000 from an aborted debt transaction, primarily related to legal and accounting fees and we increased our bad debt reserve by an additional $250,000 to cover expected write-offs at a hauling operation in our South Region.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $6.0 million, or 30.1%, to $26.1 million during the nine months ended September 30, 2003 from $20.1 million during the nine months ended September 30, 2002.  This increase resulted primarily from the inclusion of depreciation, depletion, and amortization of businesses acquired in 2003, a full nine months of depreciation, depletion, and amortization from businesses acquired since January 2002, and depreciation of capital assets purchased for internal growth.  During the nine-month period in 2003, we added three new operating landfills, including two greenfield sites acquired in 2002 that opened in August 2003 and an operating landfill purchased in July 2003, which have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.  Additional depletion expense related to the Bethlehem landfill permit expansion granted in April 2003, that included an increase in daily permitted volume from 750 tons to 1,375 tons, resulted in an increase to expense for the nine months ended September 30, 2003 of $810,000.  Depreciation, depletion and amortization as a percentage of our revenue increased to 14.5% during the nine months ended September 30, 2003 from 12.9% during the comparable period in 2002.  Our depreciation, depletion and amortization expenses are substantially fixed costs.

The severe winter weather during the three months ended March 31, 2003 negatively impacted our revenue, without a corresponding reduction in expenses during the period, which caused 0.1% - 0.2% of the margin deterioration.

Income from Operations.  Our income from operations decreased $2.7 million, or 16.5%, to $13.4 million during the nine months ended September 30, 2003 from $16.1 million during the nine months ended September 30, 2002.  Income from operations as a percentage of our revenue decreased to 7.5% in the nine months ended September 30, 2003 from 10.3% during the comparable period in 2002.  Increases in operating expense from higher fuel cost, an increase in our bad debt reserve, the write off of $170,000 from an aborted debt transaction and higher depletion expenses related to our Bethlehem landfill and new landfills, reduced our income from operations during the nine months ended September 30, 2003.  Also, the decrease in income from operations (and the related margin decrease) during the nine-month period was attributable to the severe winter weather, higher fuel costs, an increase in our bad debt reserve and higher depletion expenses related to our Bethlehem landfill and new landfills, partially offset by an increase in our revenue during the same period, net of an increase in expenses from acquired operations and new business.  The Pennsylvania disposal tax additionally reduced the margin during the nine-month period.

Interest Expense, Net.  Our interest expense, net, increased $3.9 million, or 40.1%, to $13.8 million during the nine months ended September 30, 2003 from $9.8 million during the nine months ended September 30, 2002.  This increase was attributable to higher debt levels during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, primarily due to acquisitions and by the relatively higher interest rate we paid since June 12, 2002, on $150.0 million of our Notes (which was partially offset by interest rate swaps on $50.0 million of this debt) which constituted a significant portion of our outstanding debt as of September 30, 2003.  Interest expense, net, as a percentage of our revenue, increased to 7.7% in the nine months ended September 30, 2003 from 6.3% during the comparable period in 2002.

Loss on Termination of Interest Rate Swaps.  There was no such expense in the nine months ended September 30, 2003.  We incurred a loss on the termination of interest rate swaps of $826,000 in the nine months ended September 30, 2002.  In conjunction with the payoff of the then outstanding balance under our senior credit facility with the proceeds from the offering of our Notes, we terminated interest rate swaps that were in place with respect to a portion of the then outstanding debt under our senior credit facility.

Loss on Extinguishment of Debt.  There was no such expense in the nine months ended September 30, 2003.  We incurred a non-cash loss on the extinguishment of debt of $586,000 in the nine months ended September 30, 2002.  In conjunction with the payoff of the $39.2 million term loan under our senior credit facility with the proceeds from the offering of our Notes, we wrote off loan transaction costs incurred in previous years related to the term loan.

Other Expenses.  Our other expenses increased by $129,000 to $261,000 in the nine months ended September 30, 2003 from $132,000 in the nine months ended September 30, 2002.  The increase was primarily the result of additional state franchise taxes.

Income Tax Expense.  Our income tax expense decreased to $2.3 million during the nine months ended September 30, 2003 from $3.9 million during the nine months ended September 30, 2002.  Income tax expense as a percentage of revenue was 1.3% for the nine months ended September 30, 2003.  We have determined that due to our estimated annual operating results for 2003, our estimated income tax provision will not vary significantly based on the estimated income (loss) before income taxes for 2003.  As such, as of September 30, 2003, we have recognized in our consolidated statement of operations an amount equaling approximately 75% of the estimated 2003 income tax provision.  The difference in income taxes computed at the statutory rate and reported income taxes for the nine months ended September 30, 2003 is due primarily to state and local income taxes and an increase in the valuation allowance related to deferred tax assets.

Cumulative Effect of Change in Accounting Principle.  We recorded an after-tax expense of $1.5 million from a cumulative effect of a change in accounting principle related to our adoption of SFAS No. 143 on January 1, 2003.  For more information on SFAS No. 143, please refer to Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

Net Income (Loss).  Our net loss increased $5.2 million to a loss of $4.4 million during the nine months ended September 30, 2003 from net income of $780,000 during the nine months ended September 30, 2002.  The increase in net loss was attributable to an after-tax charge of a cumulative effect of a change in accounting principle, higher diesel fuel costs, an increase in our bad debt reserve, higher expense related to our Bethlehem landfill and new landfills, the write-off of an aborted debt transaction, the severe winter weather and increased interest expense, net, from a higher debt level and a higher effective interest rate, offset by a reduction in income tax expense.  Net income as a percentage of our revenue decreased to a loss of (2.4)% in the nine months ended September 30, 2003 from 0.5% in the nine months ended September 30, 2002.

Liquidity and Capital Resources

Cash Flow

The following is a summary of our cash flows for the nine months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities	$29,632	$28,375
Net cash used in investing activities	$(69,051)	$(62,426)
Net cash provided by financing activities	$40,003	$34,484

Net cash provided by operating activities increased by $1.2 million from $28.4 million during the nine months ended September 30, 2002 to $29.6 million during the nine months ended September 30, 2003.  During the nine months ended September 30, 2003, net cash used in investing activities was $69.1 million.  Of this amount, $25.4 million was used for the acquisition of businesses and $6.0 million was used for the initial development costs for two permitted landfills acquired in 2002.  Cash used for capital expenditures during the nine months ended September 30, 2003 was $34.5 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash provided by financing activities during the nine months ended September 30, 2003 was $40.0 million, which consisted primarily of a net borrowing increase under our senior credit facility of $40.5 million.

During the nine months ended September 30, 2002, net cash used in investing activities was $62.4 million.  Of this amount, $39.1 million was used for the acquisition of businesses.  Cash used for capital expenditures during the nine months ended September 30, 2002 was $20.5 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash provided by financing activities during the nine months ended September 30, 2002 was $34.5 million, which consisted primarily of a net borrowing increase under our senior credit facility of $42.3 million.

The following table summarizes the components of the reconciliation of our debt balances from December 31, 2002 and 2001 to September 30, 2003 and 2002, respectively:

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Roll-forward of debt balance:
Debt balance at beginning of period	$198,571	$130,351
Free cash flow deficit (surplus) before acquisitions(1)	6,239	(6,612)
Acquisitions, divestitures and initial development costs for newly acquired permitted landfills, net	31,404	39,064
Acquisition-related and non-recurring expenditures	1,777	1,598
Debt issue costs	451	6,976
Debt increase due to interest rate swap termination payment	—	825
Addition related to change in fair value of the hedged long-term debt	476	1,741
Increase in cash	585	433

Debt balance at end of period	$239,503	$174,377

(1)                                  Free cash flow surplus/deficit before acquisitions is not a measure of liquidity, operating performance or cash flow from operating activities under GAAP.  Free cash flow surplus/deficit before acquisitions is defined as net cash provided by operating activities, less capital expenditures (other than for acquisitions) and capitalized interest.  We believe that the presentation of free cash flow surplus/deficit before acquisitions is useful to investors regarding our ability to meet debt service requirements and to better assess and understand recurring cash generated from operations after expenditures for fixed assets.  Free cash flow surplus/deficit before acquisitions does not represent our residual cash flow available for discretionary expenditures since we have mandatory debt service requirements and other required expenditures that are not deducted from free cash flow surplus/deficit before acquisitions.  Free cash flow surplus/deficit before acquisitions does not capture debt repayment and/or the receipt of proceeds from the issuance of debt.  We use free cash flow surplus/deficit before acquisitions as a measure of recurring operating cash flow.  The most directly comparable GAAP measure to free cash flow surplus/deficit before acquisitions is net cash provided by operating activities.  Following is a reconciliation of free cash flow surplus/deficit before acquisitions to net cash provided by operating activities:

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Free cash flow (deficit) surplus before acquisitions	$(6,239)	$6,612
Capital expenditures, excluding acquisitions	34,503	20,500
Capitalized interest	1,368	1,264
Other	—	(1)
Net cash provided by operating activities	$29,632	$28,375

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

Our Notes mature on June 15, 2012 and interest on our Notes is due on June 15 and December 15 of each year.  Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt.  Our Notes are redeemable at a premium on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities.  The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  These limitations are subject to certain qualifications and exceptions.  As of September 30, 2003, we were in compliance with all covenants contained in the indenture governing our Notes.

Our senior credit facility, which is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent (“Fleet”), and Credit Suisse First Boston and Citicorp North America, Inc., jointly as syndication agents, includes a $222.5 million senior secured revolving loan, including a maximum of $30.0 million underlying letters of credit, and previously included a $39.2 million senior secured term loan, which has been fully repaid.  We are not permitted to reborrow any amounts under the term loan.  Subject to certain conditions, we may request an increase in the revolving loan portion of our senior credit facility of up to $13.3 million such that the total revolving loan portion would equal $235.8 million.  As of September 30, 2003, there was $87.0 million (excluding $15.5 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility and additional borrowings of $17.4 million, plus a maximum of $14.5 million underlying letters of credit, were available thereunder.  In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios.  Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries’ assets.

Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of September 30, 2003, the interest rate applicable to $51.5 million outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.37%, and the interest rate applicable to the remaining $35.5 million outstanding under the revolving loan portion was base, or 5.25%.  Our senior credit facility expires on August 31, 2004.  During October, the Company finalized an amendment of its senior secured credit facility. See “ — Obligations and Commitments.”  The amended senior secured credit facility totals $400 million and consists of a $200 million revolver and a $200 million term loan. The revolver matures in October 2008 and the term loan matures in October 2010. The $200 million term loan and borrowings of $33.7 million under the revolver were used to refinance the Company’s existing credit facility, and to finance the acquisition of Seneca Meadows, Inc. The amount outstanding under the revolving loan portion of the Company’s credit facility at September 30, 2003 has been classified as a long-term obligation in the consolidated balance sheet at September 30, 2003 based on the terms of the amended credit facility.

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

•                                          Minimum Interest Coverage Ratio—Our consolidated EBITDA(1) to consolidated interest expense ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter specified below may not be less than the applicable ratio indicated below:

Quarters Ending	Consolidated EBITDA(1) to Consolidated Interest Expense Ratio

March 31, 2003	2.75 to 1.0
June 30, 2003-September 30, 2003	2.40 to 1.0
December 31, 2003	2.50 to 1.0
March 31, 2004 and thereafter	2.75 to 1.0

•                                          Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $172.1 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the third quarter of 2003.

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

As of September 30, 2003, our consolidated debt to consolidated EBITDA(1) ratio was 4.20:1, our consolidated senior debt to consolidated EBITDA(1) ratio was 1.54:1, our consolidated EBITDA(1) to consolidated interest expense ratio was 2.96:1 and our consolidated net worth was $172.7 million ($0.6 million in excess of the minimum required under our senior credit facility).  In addition, our 2002 annual capital expenditures of $31.5 million (net of $9.8 million representing property and equipment purchased for new municipal contracts) did not exceed 1.6 times our 2002 annual depreciation expense.  Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

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

We believe that cash flow from operations and borrowings under the revolving loan portion of our senior credit facility will provide adequate cash to fund our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future.  Our ability to meet future working capital, capital expenditure and debt service requirements, to provide financial assurance, as requested or required, and to fund capital amounts required for the expansion of our existing business will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  See “—Disclosure Regarding Forward Looking Statements.”  We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our debt or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all.  Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under, and compliance with certain other covenants in, our senior credit facility, we may need to raise additional capital.  We may raise such funds through public or private offerings of our debt or equity securities.  We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than the financial assurance instruments, which are issued in the ordinary course of business and are not debt (and, therefore, are not reflected in our consolidated balance sheet) which are discussed under “Significant Commercial Commitments” in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position.  We do not guarantee any third party debt.

Obligations and Commitments

For a discussion of our obligations and commitments, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  In addition to those disclosures, the transactions discussed below occurred subsequent to the nine and three months ended September 30, 2003.

On October 9, 2003, we acquired all of the outstanding stock of Seneca Meadows, Inc., the owner and operator of the Seneca Meadows Landfill, for approximately $185,000,000. The Seneca Meadows Landfill is a fully permitted municipal solid waste landfill located in the Finger Lakes Region of upstate New York, approximately 45 miles southeast of the City of Rochester, New York. The Seneca Meadows Landfill is permitted to accept an average of 6,000 tons of municipal solid waste per day.

Also during October, we issued $47,500,000 of Series E Convertible Preferred Stock (“Series E Stock”) and finalized an amendment of our senior secured credit facility. The Series E Stock is the most senior class of our equity and has substantially the same terms and conditions as our outstanding Series D Convertible Preferred Stock. The proceeds from the issuance of the Series E Stock were used to finance the acquisition of Seneca Meadows. The amended senior secured credit facility totals $400,000,000 and consists of a $200,000,000 revolver and a $200,000,000 term loan. The revolver matures in October 2008 and the term loan matures in October 2010. The $200,000,000 term loan and borrowings of $33,700,000 under the revolver were used to refinance our existing credit facility, and to finance the acquisition of Seneca Meadows. Future borrowings under the revolver will be available to finance acquisitions, capital expenditures, working capital and other general corporate purposes.  The amount outstanding under the revolving loan portion of our credit facility at September 30, 2003 has been classified as a long-term obligation in the consolidated balance sheet at September 30, 2003 based on the terms of the amended credit facility.

On October 30, 2003, one of our vehicles was involved in an accident for which we estimate the costs of the accident will exceed our maximum stop loss deductible of $500,000 per accident.  We will record an expense of $500,000 in the fourth quarter of 2003 to record our portion of the estimated costs related to the accident.

Capital Expenditures

We made capital expenditures of $34.5 million during the nine months ended September 30, 2003, $30.6 million for our existing business and $3.9 million for new municipal contracts.  In addition, during the nine months ended September 30, 2003, we incurred $6.0 million of development costs in connection with two “greenfield” landfills purchased in 2002.  Both landfills included the land and the permit to operate.  However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell.  Both landfills opened in August 2003.  We currently expect to make additional capital expenditures of approximately $6.0 million to $8.0 million during the remainder of 2003 in connection with our existing business.  We intend to fund our remaining planned 2003 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

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

The following table summarizes the pro forma impact to our net income for the nine and three months ended September 30, 2002 of the accounting change we implemented beginning January 1, 2003:

	Nine Months Ended September 30, 2002	Three Months Ended September 30, 2002

Reported net income	$780,263	$(263,534)
Adoption of SFAS No. 143, net of tax	(304,357)	(115,508)
Pro forma net income	$475,906	$(379,042)

The application of SFAS No. 143 increased loss before cumulative effect of change in accounting principle for the nine months ended September 30, 2003 by approximately $175,000, net of tax and decreased income before cumulative effect of changes in accounting principle for the three months ended September 30, 2003 by approximately $35,000, net of tax.

The following table summarizes the impact on income from operations of applying the provisions of SFAS No. 143 for the nine and three months ended September 30, 2003.  The adoption of SFAS No. 143 had no impact on our cash flow.

	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2003

Increase to operating expense	$365,000	$99,000
Decrease to depletion expense	(190,000)	(64,000)
Decrease to income from operations	$175,000	$35,000

For a more detailed description of SFAS No. 143, please refer to Note 2 to our unaudited consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report in Form 10-Q.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”).  Applying the provision of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item.  As allowed under the provisions of SFAS No. 145, we have adopted the provisions of SFAS No. 145 as of April 1, 2002.

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

These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those currently anticipated.  These risks and uncertainties include:  our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings; our growth strategy depends, in part, on our acquiring other solid waste management or related businesses and expanding our existing landfills and other operations, which we may be unable to do; we may not be able to successfully manage our growth; competition could reduce our profitability or limit our ability to grow; state and municipal requirements to reduce landfill disposal by encouraging various alternatives may adversely affect our ability to operate our landfills at full capacity; we may lose contracts through competitive bidding or early termination, which would cause our revenue to decline; we are geographically concentrated in the northeastern and southern United States and susceptible to those regions’ local economies and regulations; the loss of the City of New York as a customer could have a significant adverse effect on our business and operations; our substantial debt could adversely affect our financial condition and make it more difficult for us to make payments with respect to our debt; despite our current indebtedness, we and our subsidiaries may be able to incur substantially more debt, exacerbating the risks described above; we require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors, some of which are beyond our control; our failure to comply with the covenants contained in our senior credit facility or the indenture governing our Notes, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition; covenant restrictions in our senior credit facility and the indenture governing our  Notes  may limit our ability to operate our business; the interests of our controlling stockholders could conflict with those of other holders of our securities; we depend heavily on our senior management; if we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional MSW collection contracts or retain necessary landfill operating permits; we are subject to extensive legislation and governmental regulation that may restrict our operations or increase our costs of operations; we may not be able to obtain permits we require to operate our business; we may be subject to legal action relating to compliance with environmental laws; we may have liability for environmental contamination; and we will always face the risk of liability, and insurance may not always be available or sufficient.

For a further list and description of such risks and uncertainties, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for

the fiscal year ended December 31, 2002.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are also expressly qualified in their entirety by such factors.  We urge you to carefully consider such factors in evaluating the forward-looking statements and caution you not to place undue reliance on such forward-looking statements.  There may also be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business.  In light of these risks, uncertainties and assumptions, the forward-looking events may or may not occur.  The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of our exposure to market risks.  There was no significant change in those risks during the three months ended September 30, 2003.

Item 4.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our “disclosure controls and procedures” (as is defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

Please see Part I, Item 1. “Financial Statements,” Note 7, captioned “Commitments and Contingencies.”

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

(b)  Reports on Form 8-K:

On August 11, 2003, we furnished (but not filed) a Current Report on Form 8-K reporting our financial results for the first quarter ended June 30, 2003.

On October 14, 2003, we furnished a Press Release on Form 8-K announcing the completion of the Seneca Meadows, Inc, acquisition, a new amended credit facility and the raising of new equity.

On October 23, 2003, we furnished on Form 8-K the Stock Purchase Agreement from the Seneca Meadows, Inc acquisition, the Fifth Amended and Restated Certificate of Incorporation of the Company, Fourth Amended and Restated By-laws of the Company, Supplemental Indenture No. 3, the Fifth and Restated Revolving Credit and Term Loan Agreement, the Stock Purchase Agreement, the Second Amended and Restated Stockholders’ Agreement, and the Amended and Restated Subordinate Registration Rights Agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IESI CORPORATION

November 13, 2003	By:	/s/ THOMAS J. COWEE
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