Form 10-K
period 2003-12-31
IESI CORP
filed 2004-03-30
CIK 1076103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
(Address of principal executive offices, including zip code)

(817) 632-4000
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

The number of shares of the Registrant’s Class A voting common stock, par value $.01 per share, and Class B non-voting common stock, par value $.01 per share, outstanding as of March 30, 2004 were 142,000 and 112,980.2, respectively.  There is no trading market for any class of equity securities of the Registrant.  Accordingly, the aggregate market value of the common stock held by non-affiliates of the Registrant is not determinable.  See Part II. Item 5 of this Annual Report on Form 10-K.

INDEX

IESI CORPORATION

ANNUAL REPORT ON FORM 10-K

i

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “IESI,” “the Company,” “we,” “us,” or “our” refers to IESI Corporation, a Delaware corporation, and its direct and indirect subsidiaries on a consolidated basis.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import.  Similarly, statements that describe our objectives, plans or goals are also forward-looking statements.  These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Factors that could materially affect these forward-looking statements include those identified under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are also expressly qualified in their entirety by such factors.  We urge you to consider carefully such factors in evaluating the forward-looking statements and caution you not to place undue reliance on such forward-looking statements.  There may also be additional risks that we do not presently know of or that we currently believe are immaterial that could also impair our business.  In light of these risks, uncertainties and assumptions, the forward-looking events may or may not occur.  The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we undertake no obligation to update publicly any forward-looking statements to reflect new information, future events or otherwise.

Item 1.  Business.

Business Overview

We are one of the leading regional, non-hazardous solid waste management companies in the United States and more than 80% of our collection revenue in 2003 was generated in areas where we believe we are among the top three commercial providers, as measured by collection routes.  We provide collection, transfer, disposal and recycling services in two geographic regions: our South Region, consisting of Texas, Louisiana, Oklahoma, Arkansas and Missouri; and our Northeast Region, consisting of New York, New Jersey, Pennsylvania and Maryland.  In 2003, we were the tenth largest, and the third largest privately-held, service provider in the approximately $43 billion non-hazardous solid waste management industry in the United States.

We were founded in 1995 and have grown rapidly through a combination of strategic acquisitions and internal growth.  From 1997, when we had a net loss of $1.4 million, through 2003, when we had a loss before cumulative effect of change in accounting principle of $6.3 million, we grew our revenue at a 70.0% compounded annual growth rate, or CAGR, and our income from operations before depreciation, depletion and amortization, which we define in Note 2 in Part II. Item 6. “Selected Financial Data,” at a 117.0% CAGR.  We generated internal growth of 5.9% in 2003, 7.4% in 2002, and 18.7% in 2001.  From 1997 through 2003, we also increased our income from operations before depreciation, depletion and amortization from 5.4% of revenue to 23.1% of revenue and decreased our net loss margins before cumulative effect of change in accounting principle from (13.8)% to (2.5)%.  We currently serve more than 535,000 residential customers and approximately 55,000 commercial and industrial customers.  We generated revenue of $256.0 million, income from operations before depreciation, depletion and amortization of

$59.1 million and net loss before cumulative effect of change in accounting principle of $6.3 million during 2003.

We provide our services through a network of vertically integrated assets, including 43 collection operations, 23 transfer stations, 17 landfills, seven recycling facilities and a fleet of more than 780 collection vehicles.  During 2003, our collection operations generated 68.0%, our transfer operations generated 17.9%, our disposal operations generated 11.1%, and our recycling and other operations generated 3.0%, of our revenue.  We currently internalize—transfer to and dispose of at our own landfills—approximately 58% of the solid waste that we handle.

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

•                                          Transfer Stations.  A transfer station is a facility where solid waste that has been collected by private companies and municipalities is received and then transferred by large-capacity vehicles to disposal sites.  This consolidation reduces the costs associated with transporting the waste to disposal sites and helps us obtain volume discounts on disposal rates.  Transfer stations also improve the efficient utilization of collection personnel and equipment by allowing them to focus on collection operations and spend less time traveling to disposal sites.  Transfer stations can handle municipal solid waste, or MSW, received from residential, commercial and industrial collection operations, waste collected from construction and demolition, or C&D, operations, or both.  Some transfer stations are constructed to receive certain specialized waste, such as asbestos.

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

•                                          Recycling.  Waste recycling includes the collection of pre-sorted recyclable waste, including paper, cardboard, plastic, glass, aluminum and other metals, from residential and commercial customers and the further sorting, binding and preparation of this waste at a recycling facility for resale.  Residential and commercial customers generally pay a fee for the removal of recyclable waste from their premises.  After collection and sorting, purchasers generally pay a fluctuating, spot-market price for recycled materials.  Materials for which there is no market are shipped to a disposal facility, generally a landfill.

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

Collection, transfer and landfill disposal operations, the most localized segments of the non-hazardous solid waste management industry, together account for nearly 90% of the industry’s revenue.  Landfill disposal is generally characterized as more capital intensive and profitable than the other segments of the industry.  The landfill disposal segment of the solid waste management industry has undergone dramatic consolidation in the past decade, in part due to regulatory changes.  The U.S. Environmental Protection Agency’s, or the EPA’s, promulgation of new regulations in September 1991 tightened landfill design, operation and maintenance standards and has had a substantial impact on the industry.  The number of MSW landfills in the United States fell from more than 7,900 in 1989 to 1,858 in 2001.

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

•                                          permitting, operational regulations and opposition from citizens’ groups make it difficult to obtain and maintain permits necessary to conduct business;

•                                          companies with higher waste internalization rates achieve greater operational efficiencies and margins; and

•                                          continued privatization by some municipalities of their collection, transfer and disposal operations will result in grants of long-term municipal contracts and exclusive franchise agreements.

Business Strategy

Our goal is to be a highly profitable, vertically integrated solid waste management company with a significant presence in select markets.  We have built, and seek to continue to build through internal growth and acquisitions, vertically integrated operations which may consist of one or more of the following: collection companies, transfer stations, recycling facilities and landfills serving a local market.  We believe that we can realize competitive advantages and significant future growth by implementing this strategy across existing and nearby markets.  To achieve our goal, we intend to:

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

•                                          “Tuck-In” Acquisitions.  We intend to continue to expand with a selective acquisition strategy that has historically allowed us to gain market share.  In our “tuck-in” acquisitions, we seek to consolidate collection routes into our existing operations while eliminating excess overhead and operating costs.  In markets where we have landfill capacity, we internalize the volume, which increases our profit margins.  We completed 124 acquisitions in our South Region between 1995 and 2003, of which 100 were “tuck-in” acquisitions, and we evaluate acquisition candidates on an ongoing basis.

•                                          New Markets.  We expect to make selective acquisitions in and around our South Region that are geographically close to our existing operations.  We plan to expand by acquiring or creating additional fully or partially integrated operations and we continually evaluate candidates for these acquisitions.

Maximize Profitability in the Northeast Region.  Our Northeast Region consists of collection operations and transfer stations located in New York City and three regional landfills—two in Pennsylvania and one in New York State.  New York City is the largest waste producing municipality in the United States.  We intend to capitalize on this position by:

•                                          Increasing Capacity of Our Current Network.  We are currently seeking to obtain permit modifications to expand the permitted daily volumes of MSW at two of our Northeast Region landfills.  Increasing our permitted landfill volumes will enable us to solicit additional customers, acquire additional collection operations and transfer stations and bid on additional municipal contracts and thereby increase our ability to internalize additional MSW and enhance our profitability.

•                                          Acquiring Additional Landfills.  We plan to acquire additional landfills that will increase our ability to internalize additional MSW and enhance our profitability as described in the preceding paragraph.

Operations

We provide our services through a network of vertically integrated assets, including 43 collection operations, 23 transfer stations, 17 landfills and seven recycling facilities.

Collection

As of December 31, 2003, we provide collection services to more than 535,000 residential and approximately 55,000 commercial and industrial customers.  We maintain a fleet of more than 780 collection vehicles, which, as of December 31, 2003, had an average age of approximately 5.3 years.

Residential.  We provide residential waste management services under a variety of contractual arrangements, including contracts with homeowners’ associations, apartment building owners and mobile home park operators, on a subscription basis with individual households and contracts with, or franchises granted by, municipalities.  Our municipal contracts and municipal franchises typically have three to five year terms, subject to renewal options.  Most other arrangements for residential services have terms that vary from monthly for subscription service to up to three years for contracts with homeowners’ associations.  We seek to enter into residential service arrangements where the route density is high.  We base our residential collection fees primarily on route density, the frequency and level of service, the distance to the processing facility or landfill and the cost of processing or disposal.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.

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

Transfer Stations

Currently, we operate 23 transfer stations, which are located near many of our collection routes and receive the solid waste that has been collected by our and third-party collection vehicles.  We typically use subcontractors to transport the waste from our transfer stations to our or third-party landfills.  Transfer station fees are generally based on the cost of processing, transportation and disposal of waste.

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

Landfills

We operate 14 MSW landfills—three in our Northeast Region and 11 in our South Region.  We also operate three C&D landfills in our South Region.

We monitor the available permitted disposal capacity of our landfills on a regular basis and evaluate whether to seek to expand this capacity.  In making this evaluation, we consider various factors, including the volume of waste disposed of at the landfill, available acreage, the likelihood of obtaining the necessary approvals and permits and the costs associated with these items.

Recycling

Our recycling services include collection of recyclable materials from residential, commercial and industrial customers, for which we charge collection and processing fees.  Our recycling operations also process for sale certain recyclable materials, such as paper, plastics and aluminum, which are marketed as commodities and are subject to significant price fluctuations.  To mitigate our exposure to these price fluctuations, we have entered into a long-term agreement with Weyerhaeuser Company to purchase our recycled office paper and cardboard.  Our landfill located in Seneca Falls, New York has a tire recycling facility that reduces tires into chips which are then used in the construction of drainage blankets for new disposal cells at the landfill.  The landfill gas recovery system at our Seneca Falls, New York landfill transfers methane gas collected from closed portions of the landfill to an independently owned facility located at the landfill site which converts the methane gas into electricity and supplies the landfill’s electricity needs as well as those of the surrounding communities.

Local and Regional Structure

We provide collection, transfer, disposal and recycling services in two geographic regions: our South Region, which includes ten operating districts in Texas, Louisiana, Oklahoma, Arkansas and Missouri; and our Northeast Region, which includes three operating districts in New York, New Jersey, Pennsylvania and Maryland.  See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of the revenues, profitability and total assets of our two geographic area operating segments.  Both our South Region and our Northeast Region are run by local managers who, along with our Chief Operating Officer and Region Managers, are responsible for implementing our acquisition program, maintaining service quality, promoting operational safety, implementing marketing programs, and overseeing day-to-day operations, including contract administration.

We conduct collection operations in 37 operating areas contained within our districts and regions.  We define the boundaries for these areas primarily by the area covered by the routes of our collection operations.  This takes into account the distances from our collection facilities, and locations of available disposal facilities, which affect our ability to provide economically competitive service.  We generally exclude from our operating areas locations where municipalities conduct collection operations themselves and exclude private haulers and we usually do not consider such municipalities our competitors.  We measure the relative competitive position of our collection operations in an area based on our estimates of the number of routes operated by each competitor in the area, which we believe is a fair method of measuring such positions.  Our competitors, particularly those that are larger than us, may define their operation areas using different criteria.

Our localized structure places decision-making authority close to our customers, which we believe enables us to identify our customers’ needs quickly and address those needs in a cost-effective manner.  In addition, this localized approach reduces overhead costs and establishes a highly efficient operating structure that allows for easier expansion into geographically contiguous markets.  This approach also permits us to operate in small markets in our South Region that our larger competitors often do not find attractive.

South Region

Our South Region’s operations serve customers in the states of Texas, Louisiana, Oklahoma, Arkansas and Missouri.  By capitalizing on our senior management team’s extensive experience in acquiring, integrating and operating solid waste management businesses, particularly in the southern United States, we have grown this region dramatically over the last nine years.  We completed 124 acquisitions in our South Region between 1995 and 2003.

Facilities and Services.  We currently operate 40 collection operations, 19 MSW transfer stations, 11 MSW landfills, three C&D landfills and five recycling facilities in our South Region.  Our South Region’s operations serve more than 533,000 residential customers and 44,000 commercial and industrial customers.  This base includes customers served pursuant to 273 municipal contracts.  Our South Region generated revenue of $158.2 million and income from operations before corporate overhead of $14.0 million during 2003.  See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We seek to create vertically integrated operations within each district that include collection, transfer and disposal services.  In addition, we attempt to internalize into our own landfills as much of the waste that we collect as possible.  In certain districts, such as Fort Worth, Arkansas, Northwest Texas, Louisiana and Missouri, we currently internalize a substantial majority of our collected waste.  In other districts, such as Central Texas, East Texas, South Texas and Oklahoma, we currently internalize a smaller percentage of our collected waste and we rely on other disposal alternatives for the remaining collected waste.

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

The following table summarizes the facilities in each of our South Region’s ten operating districts as of December 31, 2003:

District	Collection Operations	Transfer Stations(1)	Landfills	Recycling Facilities

Arkansas	3	2	1	1
Louisiana	4	3	4	1
Oklahoma	4	5	1	—
Central Texas	5	1	1	—
East Texas/Northern Louisiana	3	—	1	—
Fort Worth	9	5	2	1
Missouri	2	—	1	—
North Texas	4	—	—	1
Northwest Texas	4	3	2	—
South Texas	2	—	1	1
Total	40	19	14	5

(1)                       All transfer stations in our South Region are permitted to accept both MSW and C&D waste.

The following table summarizes our landfill operations in our South Region as of December 31, 2003:

Landfill	Type of Waste	Estimated Remaining Operating Lives (in Years)(1)	Owned/Operated

Cherokee Village, AR	MSW and C&D	59	Owned
Henderson, TX	MSW and C&D	28	Owned
Iowa Park, TX	MSW and C&D	101	Owned
Jena, LA	MSW and C&D	1	Operated
Kountze, TX	MSW and C&D	23	Owned
Oakdale, LA	MSW and C&D	92	Owned
Prague, OK	MSW and C&D	4	Owned
Richwoods, MO	MSW and C&D	154	Owned
Sabine, LA	MSW and C&D	7	Operated
St. Joseph, LA	MSW and C&D	4	Operated
Weatherford, TX	MSW and C&D	5	Owned
Austin, TX	C&D	11	Owned
Fort Worth, TX	C&D	18	Owned
Frederick, OK	C&D	18	Operated

(1)          Calculated based on current permitted capacity.  With respect to “operated” landfills, “Estimated Remaining Operating Lives (in Years)” represents the lesser of (i) the actual number of years remaining prior to expiration of the applicable operating contract or (ii) the estimated remaining disposal capacity at the applicable landfill (in years and calculated based on current permitted capacity).

Our internal and external engineers calculate the estimated remaining operating life of a landfill (in years) by dividing (a) the landfill’s remaining available volume (in tonnage or yardage), represented by the difference between (i) the aggregate available landfill volume allocated to the landfill pursuant to the permits obtained for the landfill and (ii) the volume received to date at the landfill (based on land surveys periodically performed at the landfill), by (b) the landfill’s estimated annual volume.

We have requested, or are in the process of requesting, permits to expand vertically and/or horizontally our landfills in Jena, Sabine, and St. Joseph, Louisiana and Weatherford, Texas.  If and when granted, and based on the current design of the expansion area, the applicable landfill lives will be increased to: Jena, more than 90 years; Sabine, more than 40 years; St. Joseph, more than 110 years; and Weatherford, more than 15 years.  Permits are difficult, time consuming and expensive to obtain and, accordingly, we cannot assure you that we will be able to obtain the requested permits.  If we do not obtain one or more of the requested permits to expand these landfills, it could reduce our revenue, hinder our vertical integration and impair our business strategy.  In addition, we may have to dispose collected waste at landfills operated by third parties or haul the waste long distances at a higher cost to another of our landfills.  We may also incur closure costs sooner, or accrue them at a higher rate, or suffer asset impairments.  See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Operating Permits—We may not be able to obtain permits we require to operate our business.”

South Region Acquisitions.  We have pursued a selective acquisition strategy that has allowed us to consolidate collection routes into our existing operations in order to gain market share while eliminating overhead and operating costs.  Additionally, we look to enter new markets adjacent to our existing operations.  We completed 124 acquisitions in our South Region between 1995 and 2003, of which 24 were in new markets and 100 were “tuck-in” acquisitions.

The following table summarizes our acquisition activity in our South Region as of December 31, 2003:

South Region Acquisition Summary

	Businesses Acquired(1)
Year	Collection	Transfer Station	Landfill	Recycling	Approximate Annualized Revenue(2)
					(in millions)

1995	3	—	—	—	$0.6
1996	2	—	—	—	0.2
1997	6	1	1	—	4.5
1998	35	2	1	2	21.5
1999	24	3	2	—	14.9
2000	12	3	3	3	23.9
2001	15	—	1	—	8.1
2002	15	7	5	—	24.9
2003	14	1	1	—	21.4

(1)                Actual number of businesses acquired.  Some acquisitions included more than one business.

(2)                Management’s estimates of annualized revenue are derived from unaudited information received during due diligence and are based on short-term historical operations of the acquired businesses prior to the applicable acquisition dates.

Northeast Region

Our Northeast Region’s operations are located in the states of New York, New Jersey, Pennsylvania and Maryland, and consist of three collection operations, three MSW transfer stations, one C&D transfer station, three MSW landfills, one paper recycling facility and one tire recycling facility.  Our Northeast Region’s operations serve more than 11,000 commercial customers.  We believe that we are the third largest, and the leading privately-held, non-hazardous solid waste management service provider in New York City.  We believe that our network of transfer stations in New York City would be very hard to duplicate.  We believe that, due to the scarcity of land and the difficulty of obtaining permits for transfer stations, a large majority of the remaining independent collection companies in New York City lack the vertical integration and economies of scale necessary to supply cost-effective services.  Eleven percent of our revenue in 2003 was attributable to our contracts with the City of New York to dispose of residential waste collected by the City in Brooklyn, New York.  Our Northeast Region generated revenue of $97.8 million and income from operations before corporate overhead of $15.3 million during 2003.  See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  We completed 18 acquisitions between 1998 and 1999 in our Northeast Region, primarily in New York City.  Additionally, in October 2003, we purchased the Seneca Meadows landfill, the largest MSW landfill in New York State, located in Seneca Falls, New York.

Facilities and Services.  We divide our Northeast Region operations into three districts: New York City/New Jersey, Seneca and Pennsylvania.  In our New York City/New Jersey district, we have collection operations located in the Bronx, New York and in Jersey City, New Jersey, all of which primarily service customers in Manhattan.  We have concentrated our collection routes in Manhattan due to the availability of dense routes, higher margin commercial customers, a high mix of recyclable paper product and close proximity to our transfer stations and recycling facility.  Our collection operations in our Pennsylvania district serve customers in southern Pennsylvania and northern Maryland.

Almost all of the MSW and recyclable paper we handle in our Northeast Region is transferred through our three MSW transfer stations or our recycling facility.  We typically transport MSW from our transfer stations to our landfills in New York and Pennsylvania, which are located between 100 - 400 miles outside New York City.  The City of New York awarded us two new three-year contracts, effective November 2003, each with two optional one-year renewals, which collectively provide for us to transfer and dispose of up to an aggregate of 1,500 tons of MSW per day collected by the City.  The new contracts replaced our original contracts with the City which expired during 2003.  The City’s trucks collect primarily residential waste in Brooklyn and deliver it to two of our Brooklyn transfer stations.  During 2003, the City delivered average daily volumes of approximately 1,330 tons pursuant to these contracts.

To the extent possible, we seek to internalize all the MSW received by our transfer stations into our landfills in New York and Pennsylvania.  C&D waste that both our collection operations and third parties deliver to our C&D transfer station is partially sorted to remove metals, dirt and small rocks.  The sorted material is sent to facilities for specific uses, and the remaining material is transferred in transfer trailers to our New York landfill or third-party landfills on Long Island, New York or in Ohio.

The following table summarizes the facilities in each of our Northeast Region’s three operating districts as of December 31, 2003:

District	Collection Operations	Transfer Stations	Landfills	Recycling Facilities
New York City/New Jersey	2	4	—	1
Pennsylvania	1	—	2	—
Seneca	—	—	1	1

Total	3	4	3	2

The following table summarizes our transfer station operations in our Northeast Region as of December 31, 2003:

Transfer Station	Permitted Maximum Daily Volume	Waste Type

50th Street, Brooklyn	1,075 tons	MSW
Court Street, Brooklyn	745 tons	MSW
Casanova Street, Bronx	449 cu. yds.	MSW
Varick Street, Brooklyn	1,800 cu. yds.	C&D

We have a recycling facility in Jersey City, New Jersey, where we currently process approximately 5,200 tons of paper products that we collect in Manhattan each month.  Approximately 66% of the paper we process at this facility, mostly office paper and corrugated cardboard, is recycled, and the remaining 34% is sent to a landfill.  The price paid by purchasers for recycled paper products is based on fluctuating commodity prices.  To mitigate the effect of these price fluctuations, we have entered into a long-term agreement with Weyerhaeuser to purchase our recycled office paper and cardboard.  This recycling facility represented 3.8% of our Northeast Region’s 2003 revenue.

Our Pennsylvania and Seneca districts are primarily composed of landfill operations.  We transfer all of the MSW waste from our transfer stations in New York City to our three landfills in Pennsylvania and Seneca Falls.  In addition, our Seneca district includes a tire recycling facility.  The following table summarizes our landfill operations in our Northeast Region as of December 31, 2003:

Landfill Location	Type of Waste	Estimated Remaining Operating Lives (in Years)(1)	Owned/ Operated
Bethlehem, PA	MSW	12	Owned
Chambersburg, PA	MSW	25	Owned
Seneca Falls, NY	MSW and C&D	5	Owned

(1)             Calculated based on current permitted capacity.

The permitted average daily volume is currently 1,375 tons for our Bethlehem landfill, 857 tons for our Chambersburg landfill and 6,000 tons for our Seneca Falls landfill.

In 2004, we intend to request from the New York State Department of Environmental Conservation a permit to expand our landfill in Seneca Falls vertically and horizontally.  The landfill expansion is currently being designed by our internal and external engineers.  If and when an expansion permit is granted, and based on the current volumes at the landfill and the conceptual design of the expansion area, the landfill life will be increased to more than 15 years.  In addition, we have requested a permit to increase the average daily volume at our Chambersburg landfill to 1,450 tons.  Permits are difficult, time consuming and expensive to obtain and, accordingly, we cannot assure you that we will be able to obtain the requested permits.  If we do not obtain one or more of the requested permits to expand these landfills, it could reduce our revenue, hinder our vertical integration and impair our business strategy.  In addition, we may have to dispose collected waste at landfills operated by third parties or haul the waste long distances at a higher cost to another of our landfills.  We may also incur closure costs sooner, or accrue them at a higher rate, or suffer asset impairments.  See Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Factors—Operating Permits—We may not be able to obtain permits we require to operate our business.”

Northeast Region Acquisitions.  We completed our first New York City acquisition in February 1998, and to date, we have completed 19 acquisitions in our Northeast Region.  In October 2003, we completed a significant acquisition by acquiring all of the shares of capital stock of Seneca Meadows Inc., which was the owner of the Seneca Meadows landfill, the largest MSW landfill in New York State, located in Seneca Falls, New York.  The initial purchase price was approximately $187.7 million plus assumed liabilities of $40.1 million.  In June 1999, we completed a significant acquisition consisting of two New York City MSW transfer stations, two Pennsylvania MSW landfills and two Pennsylvania collection operations for approximately $65.0 million.

The following table summarizes our acquisition activity in our Northeast Region as of December 31, 2003:

Northeast Region Acquisition Summary

	Businesses Acquired(1)
Year	Collection	Landfill	Transfer Station	Recycling	Approximate Annualized Revenue(2)
					(in millions)
1998	12	—	3	2	$36.7
1999	6	2	2	—	31.6
2003	—	1	—	1	47.7

(1)          Actual numbers of businesses acquired.  Some acquisitions included more than one business.

(2)          Management’s estimates of annualized revenue are derived from both audited and unaudited information received during due diligence and are based on short-term historical operations of the acquired businesses prior to the applicable acquisition dates.

Acquisition Program

In pursuing our acquisition strategy, we focus on identifying attractive markets in which to acquire assets and which we believe provide significant opportunities to execute our business strategy.  We believe that we have attractive growth potential in locations close to existing operations in our South Region, which will improve our operating margins and cash flow.  We intend to continue to expand by means of acquiring or creating additional integrated opportunities or by internalizing acquired businesses into our existing network.  In our Northeast Region, we intend to increase the capacity of our existing network by acquiring additional landfills and transfer stations.  For example, we recently acquired the Seneca Meadows landfill in Seneca Falls, New York which has allowed us to internalize 100% of the MSW we handle at our New York City collection operations and transfer stations.

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

•                                          whether the candidate can be integrated into a vertically integrated operation, either immediately or in the near future, and any other potential synergies that may be gained by combining the candidate with our existing operations;

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

Our method of integrating an acquired company with our existing operations depends on whether we are acquiring a company in a new market or acquiring a company that will be “tucked into” an existing operation.  Before acquiring a company, we perform extensive environmental, operational, engineering, legal, human resources and financial due diligence.  Our district management prepares a written integration plan which is approved by senior management prior to the close of the acquisition.  As part of our due diligence, we also put together a strategy to absorb or integrate the target company’s operations and administration into our infrastructure with minimal disruption to the ongoing operations of both the acquired and existing business operations.  Depending on whether the acquired company is in a new market or in one of our existing markets, our strategy may include route consolidations, new maintenance programs or the closure of an office or collection operation.  In either case, the newly acquired business should immediately be able to take full advantage of our resources and expertise, such as our financial reporting package and buying power in the areas of insurance, purchasing and benefits.

Our board of directors must approve the terms and conditions of all acquisitions with purchase prices in excess of $12.5 million, but has authorized our management to approve acquisitions with purchase prices equal to or less than $12.5 million within certain parameters.  We believe our senior management team has a proven track record in integrating acquisitions.  Acquisitions must also be approved by the directors designated by certain of our key stockholders.  See Part III. Item 13. “Certain Relationships and Related Transactions—Second Amended and Restated Stockholders’ Agreement.”

Marketing

Our marketing and sales strategies are formulated at the regional level.  We market our services locally through our sales managers and representatives, many of whom receive a significant portion of their compensation based on meeting certain incentive targets.  As of December 31, 2003, we had approximately 63 sales employees.  We also obtain new customers from referral sources, our general reputation and local market print advertising including local trade publications and the “yellow pages.” Leads are also derived from new building permits, business licenses and other public records.

In addition to our sales efforts directed at commercial and industrial customers, in our South Region we have municipal marketing representatives in most service areas, who are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction.  Our municipal representatives organize and handle bids for renewal and new municipal contracts in their service areas.

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

Employees

As of December 31, 2003, we had approximately 1,740 full-time employees.  Approximately 207, or 12%, of our employees are covered by collective bargaining agreements negotiated with three different labor unions.  Of our unionized employees, 185 are represented by Waste Material, Recycling and General Industrial Laborers, Local 108, under a contract that expires on February 28, 2005.  An additional 14 employees are represented by the Private Sanitation Union Local 813 (affiliated with the International Brotherhood of Teamsters) under a contract that expires on November 30, 2005.  Another eight employees are represented by the League of International Federated Employees (Local 890) under a contract that expires on June 30, 2004.  We are currently negotiating a collective bargaining agreement with Teamsters Union Local 682 (affiliated with the International Brotherhood of Teamsters), which would cover six employees.  We have never experienced a strike or labor stoppage and we believe our relationships with our employees are generally good.

Risk Management, Insurance and Performance or Surety Bonds

We actively maintain environmental and other risk management programs that we believe are appropriate for our business.  Our environmental risk management program includes evaluating existing facilities, as well as potential acquisition targets, for environmental law compliance and operating procedures.  We do not expect environmental compliance costs or environmental cost accruals to increase on a percentage basis above current levels, but we cannot predict whether future acquisitions or regulatory changes will cause these costs to increase.  We also maintain a worker safety program that encourages safe practices in the workplace.

We carry a broad range of insurance, which we consider adequate to protect our assets and operations and are customary for companies in our industry.  Our coverage includes general liability, automotive, comprehensive property damage, workers’ compensation, umbrella and other coverage customary in our industry.  These policies generally exclude coverage for damages associated with environmental conditions.  We carry separate general pollution liability policies covering liabilities for environmental problems at our landfills or transfer stations.  In addition, we have a separate clean-up cost cap insurance policy to cover costs in excess of an estimated liability related to a remediation project at our Seneca Falls, New York landfill.  See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—obligations and Commitments”.  In recent years, the insurance industry has experienced unusually large financial losses and insurers have aggressively raised premiums and deductibles to offset losses and exposure.  Recently, we have experienced increases in premiums significantly above the rate of inflation.  To date, we have been able to pass these additional costs on to our customers in the form of price increases.  There can be no assurance, however, that we will be able to effectively do so in the future.

Municipal solid waste collection contracts typically require performance bonds or other means of financial assurance to secure contractual performance.  Certain environmental regulations also require demonstrated financial assurance to meet closure, final closure and post-closure requirements for landfills.  At December 31, 2003, we had provided customers and various regulatory authorities with surety bonds and letters of credit in the aggregate amount of approximately $127.4 million to secure our obligations.  Our senior credit facility provides for the issuance of letters of credit in an aggregate amount up to $80.0 million.  We had approximately $49.1 million of outstanding letters of credit at December 31, 2003.  Letters of credit issued reduce the availability of borrowings under our senior credit facility for acquisitions and other general corporate purposes.  If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Competition

We operate in a highly competitive industry.  Entry into certain segments of our business and the ability to operate profitably in our industry require substantial amounts of capital and managerial experience.

Competition in the non-hazardous solid waste management industry comes from a number of large, national, publicly-owned companies, including Waste Management, Allied Waste Industries, Inc., Republic Services, Inc.  and Vivendi Environnement, S.A., several regional, publicly-owned companies, such as Waste Connections, Inc., Casella Waste Systems, Inc., and Waste Industries USA, Inc., and thousands of mid-size to small privately-owned companies in their respective markets.  Some of our competitors have significantly larger operations, and significantly greater financial resources, than we have.  In addition to national and regional firms and numerous local companies, we compete in a few markets with those municipalities that maintain waste collection or disposal operations.  These municipalities may have financial advantages due to their access to user fees and similar charges, tax revenue and tax-exempt financing, and some control of the disposal of waste collected within their jurisdictions.

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

Regulation

Introduction

Our operations, including landfills, waste transportation, transfer stations, recycling facilities, vehicle maintenance shops and fueling facilities, are subject to extensive and evolving federal, state and local environmental laws and regulations, which have become increasingly stringent in recent years.  The EPA and other federal, state and local environmental, land use, health and safety agencies administer these laws and regulations.  These laws and regulations have required us, as well as the other industry participants, to incur substantial operating costs to comply.  Because we have historically been subject to such costly regulatory compliance, holding other variables constant, we typically do not experience material increases in such compliance costs when comparing year over year results, nor do we anticipate any such material increases.  Further regulatory changes could accelerate expenditures for closure and post-closure obligations and obligate us to spend sums in addition to those presently reserved for such purposes, substantially increasing our operating costs.

We believe that we are in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations.  We do not anticipate any material costs necessary to bring our operations into compliance (although we can give you no assurance in this regard).  We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste management industry will continue to increase.  We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

Our operation of landfills subjects us to certain operational, monitoring, site maintenance, closure, post-closure and other obligations which can give rise to significant costs for compliance and corrective measures.  In connection with our acquisition and continued operation of existing landfills, we must often spend considerable time, effort and money to obtain permits required to increase the capacity of these landfills.  We cannot definitively predict whether or not we will be able to obtain the governmental approvals necessary to establish new or expand existing landfills.  See also Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

The principal federal, state and local statutes and regulations that apply to our operations are described below.  Enforcement actions under these statutes may seek civil and/or criminal penalties, as well as injunctive relief in some instances.  Some statutes also authorize government authorities to seek damages for injury to natural resources.  All of the federal statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes.  In addition to a penalty award, some of those statutes authorize an award of attorneys’ fees to parties who successfully bring such actions.

The Resource Conservation and Recovery Act of 1976, as amended

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste.  RCRA divides solid waste into two groups, hazardous and non-hazardous.  Wastes are generally classified as hazardous if they either (i) are specifically included on a list of hazardous wastes, or (ii) exhibit certain characteristics defined as hazardous.  Household wastes are not considered hazardous waste under RCRA.  Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.  Businesses that generate or manage hazardous waste are subject to regulatory obligations above and beyond those imposed on businesses that generate or manage only non-hazardous waste.

The EPA regulations issued under Subtitle C of RCRA impose a comprehensive system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes.  The Subtitle C regulations impose obligations on generators, transporters and disposers of hazardous wastes, and generally require permits that are costly to obtain and maintain for sites where hazardous waste is treated, stored or disposed.  Subtitle C regulatory requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, final closure, post-closure and financial responsibility.  Most states have promulgated regulations modeled on some or all of the Subtitle C regulations.  Some state regulations impose different, additional and more stringent obligations, and may regulate certain materials as hazardous wastes that are not so regulated under the Subtitle C regulations.  We are not in the business of transporting or disposing of wastes that are considered hazardous waste under state and/or federal regulations.

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

The Federal Water Pollution Control Act of 1972, as amended

This act, commonly known as the Clean Water Act, regulates the discharge of pollutants into streams and other waters of the United States, from a variety of sources, including solid waste disposal sites.  If runoff from our landfills, transfer stations or recycling facilities may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges.  The EPA has expanded the permit program to include stormwater discharges from landfills that receive, or in the past have received, industrial waste.  In addition, if we plan development that may alter or affect wetlands, we may have to obtain a permit and undertake mitigation measures before development may be commenced.  This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some we own, operate or are developing.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended

CERCLA addresses contamination of the environment caused by the release or threatened release of hazardous substances.  CERCLA’s primary mechanism for accomplishing the cleanup of such contamination is to impose strict (i.e.  liability imposed without regard to fault) liability for cleanup on current owners and operators of the contaminated site, former site owners and operators at the time of disposal, and parties who transported or arranged for disposal of hazardous substances to or at the facility.  Liability under CERCLA can also be joint and several, meaning that a party can be held responsible for all the costs of cleanup, regardless of the extent of its contribution to the contamination.  The costs of a CERCLA cleanup can be substantial.  Liability under CERCLA can arise from the presence or disposal of even minute amounts of the more than 700 “hazardous substances” listed by the EPA.

The Clean Air Act of 1970, as amended

The Clean Air Act of 1970, as amended, regulates the emission of air pollutants.  The EPA has applied the Clean Air Act to landfills.  In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines for MSW landfills.  These regulations impose limits on air emissions from solid waste landfills.  The emission guidelines propose two sets of emissions standards, one of which is applicable to all MSW landfills for which construction, reconstruction or modification was commenced before May 30, 1991.  The other applies to all MSW landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991.  The emission guidelines may be implemented by the states.  These guidelines, combined with the permitting programs established under the Clean Air Act Amendments of 1990, potentially subject solid waste landfills to significant permitting requirements and, in some instances, require installation of costly methane gas recovery systems.  The Clean Air Act or comparable state laws may also impose permitting requirements on our recycling facilities, depending on the operations at each site.

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

Future Legislation

In the future, our collection, transfer and landfill operations may also be affected by legislation that has been proposed in the U.S.  Congress governing interstate shipments of waste.  This type of proposed federal legislation, which has been introduced regularly in Congress over the last decade, could prohibit or limit the disposal of out-of-state waste under certain circumstances.  In the past, proposed legislation would have required states, under certain circumstances, to reduce the amounts of waste exported to other states.  If this or similar legislation is enacted, our ability to accept out-of-state waste could be limited or eliminated, and any of our landfills that receives a significant portion of waste originating from out-of-state could be materially adversely affected.  Our collection, transfer and landfill operations may also be affected by “flow control” legislation.  Certain states and local governments may enact laws or ordinances directing waste generated within their jurisdiction to a specific facility for disposal or processing.  If this or similar legislation is enacted, state or local governments could act to limit or prohibit disposal or processing of waste in our transfer stations or landfills.

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

State and Local Regulations

General.  Each state where we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure, final closure and post-closure maintenance of landfills and transfer stations.  In addition, the State of New York has laws and regulations specifically governing the management of waste tires applicable to our tire recycling facility.  Pursuant to these laws and regulations, state and local permits, registrations and/or approvals for our operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies.

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

Permits or other land use approvals with respect to a landfill or recycling facility, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted during a given time period, and/or specify the types of waste that may be accepted at the landfill.  Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

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

Some state and local authorities have adopted or proposed laws and regulations that would impose fees on waste disposed of at landfills.  For example, legislation enacted in Pennsylvania, effective as of July 2002, imposed an additional disposal fee of $4.00 per ton on all solid waste disposed at MSW landfills in Pennsylvania, raising the total disposal fees assessed under state law to MSW landfill operators to $7.25 per ton.  See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue.”  In addition, Pennsylvania and Virginia are both currently considering legislation that would impose a fee of an additional $5.00 on each ton of waste disposed of at landfills in their respective states.  Other states could follow this trend as well.  Other proposed laws and regulations would impose an annual fee on collection vehicles doing business in the applicable jurisdiction.  If these laws or regulations are adopted in jurisdictions where we operate landfills or collection vehicles, our operations and profitability could be negatively affected.

New York City.  The New York City Business Integrity Commission (f/k/a Trade Waste Commission), or the Business Integrity Commission, regulates and licenses our solid waste operations in New York City.  In 1996, the New York City Council enacted Local Law 42 to regulate the waste hauling industry within the City of New York.  Local Law 42 created the New York City Business Integrity Commission and established rules for licensing and regulating the operations of the private collection industry in New York City.  The law prohibits the collection, disposal or transfer of commercial and industrial waste without a license issued by the Business Integrity Commission and requires Business Integrity Commission approval of all acquisitions or other business combinations in New York City proposed by all licensees.  The Business Integrity Commission issued a license to us for our New York City collection operations on December 1, 1997.  A licensee generally must submit for review by the Business Integrity Commission each acquisition, sale or merger transaction 120 days before the transaction takes effect, although the amount of time required for review depends on the complexity of the transaction and the need by the Business Integrity Commission to investigate the background of the principals involved.

The Business Integrity Commission also sets maximum rates for the industry and establishes operational requirements.  Until recently, the Business Integrity Commission had placed a maximum limitation of $12.20 per loose yard on the fees a hauler could charge to a commercial customer for waste collection services.  Disposal facilities in and around New York City charge by the ton.  Based on the weight of certain customers’ loose yardage it historically was not economical for us to service customers with heavy waste.  Accordingly, our New York City collection business had focused on customers that had loose garbage that was lighter and on those customers that had a large paper recycling component, which enabled us to reduce our cost of disposal.  However, effective September 2003, the Business Integrity Commission revised the maximum rate to permit haulers to charge commercial customers either the current $12.20 per loose yard rate or a new rate of $160.00 per ton.  The addition of the tonnage rate allows our New York City collection operations to service all customers in the areas in which we operate.

Recycling

Another of the EPA’s objectives is to reduce the industry’s reliance on landfills by promoting source reduction and recycling.  In 1989, the EPA set a national goal of recycling 25% of the waste stream by 1992 and 40% by 1996.  Although this goal was not achieved, significant changes in the level of recycling have occurred.  According to the EPA, in 2001, the MSW recycling rate was 29.7%.  The EPA’s current recycling goal is 35% by 2005.

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

Item 2.  Properties.

As of December 31, 2003, we operated 43 collection operations, 23 transfer stations, 17 landfills and seven recycling facilities in our two regions.  See Part I. “Item 1—Business—Operations.” We lease various offices and facilities, including our principal executive offices in Fort Worth, Texas and our regional executive offices in Bayonne, New Jersey.

We own more than 780 waste collection vehicles and 200 support vehicles.  We also own various other equipment, including, carts, containers, commercial compactors and more than 200 pieces of heavy equipment used at our landfills, transfer stations, and recycling facilities.  We believe that our existing facilities and equipment are adequate for our current operations.  Substantially all of our assets secure our obligations under our senior credit facility.

Item 3.  Legal Proceedings.

Our Tantalo landfill, operated by our Seneca Meadows, Inc. subsidiary, is the subject of a consent order issued by the New York Department of Environmental Conservation in September 2003.  The consent order requires Seneca Meadows, Inc. to develop a hazardous waste disposal site remedial program for the 26 acre, inactive landfill.  See note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  In connection with the Tantalo landfill, Seneca Meadows, Inc. has filed a private cost recovery action in the U.S. District Court for the Western District of New York against several manufacturing facilities that disposed of waste at the Tantalo landfill.  Because the remediation effort and the cost recovery action are still in preliminary stages, the total cost of the remediation is subject to change and the outcome of the allocation of costs cannot be determined at this time with any certainty.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for any classes of our equity securities.

As of March 15, 2004, there were eight record holders of our Class A voting common stock and 17 record holders of our Class B non-voting common stock.

Dividend Policy

We have not paid cash dividends on either our Class A voting common stock or Class B non-voting common stock and do not anticipate paying any such dividends in the foreseeable future.  We are currently prohibited by the terms of our loan agreements from paying cash dividends.

Recent Sales of Unregistered Securities

On October 10, November 20, and December 30, 2003, we issued an aggregate of 49,660 shares of our Series E convertible preferred stock for an aggregate purchase price of $49.7 million to a group of accredited investors consisting mostly of existing stockholders and their affiliates and our management in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Our Series E convertible preferred stock ranks senior to all other classes of our capital stock with respect to the payment of dividends and distributions of the liquidation preferences applicable to shares of our capital stock.  Holders of our Series E convertible preferred stock are entitled to receive, when, as and if declared by our board of directors, cash dividends at a rate per annum equal to 10% of the liquidation preference applicable to our Series E convertible preferred stock.  The dividends are cumulative, compound on a semi-annual basis and are payable only upon our liquidation, dissolution or winding-up or certain types of sale transactions or asset sales as described in our Fifth Amended and Restated Certificate of Incorporation.

Holders of our Series E convertible preferred stock are entitled at any time to convert all or any portion of their shares of preferred stock into a number of shares of our Class A voting common stock or, if required by applicable law, our Class B non-voting common stock, equal to the quotient obtained by dividing (a) the liquidation preference applicable to the shares of preferred stock being converted by (b) the then-applicable conversion price for the shares of preferred stock being converted.  The initial conversion price for our Series E convertible preferred stock is $100 per share and is adjustable upon the occurrence of certain events set forth in our Fifth Amended and Restated Certificate of Incorporation.

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

The selected historical statement of operations data and cash flow data for the years ended December 31, 2001, 2002 and 2003 and the selected historical balance sheet data at December 31, 2002 and 2003 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected historical statement of operations data and cash flow data for the years ended December 31, 1999 and 2000 and the selected historical balance sheet data at December 31, 1999, 2000 and 2001 set forth below have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.  See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements regarding acquisitions occurring in 2001, 2002 and 2003 which affect the comparability of the financial information presented.

	1999	2000	2001	2002	2003(1)
	(dollars in thousands)
Statement of Operations Data:
Services revenue	$110,115	$139,634	$185,690	$212,941	$256,015
Costs and expenses:
Operating	79,807	90,560	119,816	139,641	164,203
General and administrative	19,084	18,543	24,063	25,537	32,723
Depreciation, depletion and amortization	15,007	20,087	25,722	27,849	41,079
Total costs and expenses	113,898	129,190	169,601	193,027	238,005
Income (loss) from operations	(3,783)	10,444	16,089	19,914	18,010
Interest expense, net	(7,905)	(11,142)	(12,961)	(14,067)	(20,276)
Loss on termination of interest rate swaps	—	—	—	(826)	—
Loss on extinguishment of debt	—	—	—	(586)	—
Other income (expense), net	1,705	(186)	(178)	(103)	(340)
Income (loss) before income taxes	(9,983)	(884)	2,950	4,332	(2,606)
Income tax expense	(83)	(171)	(703)	(3,726)	(3,704)
Income (loss) before cumulative effect of change in accounting principle	(10,066)	(1,055)	2,247	606	(6,310)
Cumulative effect of change in accounting principle net of income tax benefit of $0	—	—	—	—	(1,531)
Net income (loss)	$(10,066)	$(1,055)	$2,247	$606	$(7,841)
Pro forma income (loss) before cumulative effect of change in accounting principle, assuming change in accounting principle described in Note 2 to the consolidated financial statements was applied retroactively	$(10,554)	$(1,397)	$1,946	$138	$(6,310)

	At December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$2,048	$5,073	$2,171	$2,590	$4,197
Working capital	11,184	3,828	(158)	469	(8,003)
Property and equipment, net	133,170	175,094	198,521	241,870	488,660
Goodwill, net	84,215	106,224	107,656	128,409	138,336
Other intangible assets, net	14,733	14,107	15,576	22,666	32,986
Total assets	259,254	324,239	354,308	428,059	703,047
Long-term debt (including current portion)	107,518	161,849	120,351	198,571	380,861
Redeemable preferred stock	121,575	131,395	195,272	213,350	283,054
Stockholders’ equity (deficit)	3,019	(7,860)	(18,353)	(36,224)	(65,751)

	1999	2000	2001	2002	2003(1)
	(dollars in thousands)
Other Financial Data:
Cash provided by (used in) operating activities	$(16,855)	$24,588	$28,803	$30,624	$46,484
Cash used in investing activities	(101,409)	(76,035)	(48,642)	(88,111)	(269,579)
Cash provided by financing activities	118,501	54,471	16,938	57,905	224,702
Income from operations before depreciation, depletion and amortization(2)	$11,224	$30,531	$41,811	$47,763	$59,089
Income from operations before depreciation, depletion and amortization margin(3)	10.2%	21.9%	22.5%	22.4%	23.1%

(1)           The selected financial data presented for the year ended December 31, 2003 include the results of operations of our Seneca Falls, New York landfill from the acquisition date of October 9, 2003 through  year-end.

(2)           In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles, or GAAP, we also disclose income from operations before depreciation, depletion and amortization, which is not a GAAP measure.  We believe that our presentation of income from operations before depreciation, depletion and amortization is useful to investors because it is an indicator of the strength and performance of our ongoing business operations, including our ability to fund capital expenditures and to incur and service debt.  In addition, certain covenants in our senior credit facility are tied to a substantially similar measure (which permits us to add back certain additional amounts to income from operations).  While depreciation, depletion and amortization are considered operating costs under GAAP, these expenses represent the non-cash current period allocation of costs associated with long-lived assets acquired or constructed in current and prior periods.  We also use income from operations before depreciation, depletion and amortization to evaluate our operations and management performance.  We do not intend for income from operations before depreciation, depletion and amortization to be considered in isolation or as a substitute for GAAP measures.  Other companies may define this financial measure differently.  Following is a reconciliation of income from operations before depreciation, depletion and amortization to income from operations:

		1999	2000	2001	2002	2003
		(in thousands)

Income from operations before depreciation, depletion and amortization		$11,224	$30,531	$41,811	$47,763	$59,089
Less:	depreciation, depletion and amortization	15,007	20,087	25,722	27,849	41,079

Income (loss) from operations		$(3,783)	$10,444	$16,089	$19,914	$18,010

(3)                        Income from operations before depreciation, depletion and amortization margin represents income from operations before depreciation, depletion and amortization expressed as a percentage of revenue.

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

Industry Overview

The non-hazardous solid waste management industry is characterized as localized businesses driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business.  The business is competitive, with competition coming from large well capitalized national companies, regional multi-location companies (some that are also well capitalized) and smaller individual local independent businesses.  The industry requires substantial labor and capital resources.  Customers require high levels of service, and competitors compete for new collection customers primarily on the basis of price and the quality of service.  Localized markets typically have limited number of landfill businesses and these businesses compete for customers on the basis of tipping fees, geographic location and the quality of the operations.

Generally, the most profitable industry operators are those companies that are vertically integrated.  Companies with vertical integration have collection routes in a local market, use their own transfer stations when required due to the distance between the collection route and landfill, and own or operate a landfill servicing the same local market.  Companies that have a vertically integrated market benefit from the internalization of waste (bringing waste to a company-owned landfill) and the ability to charge third-party haulers tipping fees either at landfills or at transfer stations.

This industry has been consolidating for nearly forty years.  The consolidation in this industry is the result of several factors, including increasing costs and complexity associated with waste management operations, fewer landfills and strict regulatory compliance.  For many years now, small independent operators as well as municipalities have lacked the capital resources, quality of management, operating skills and the technical expertise necessary to operate effectively.  The industry consolidation coupled with a strict regulatory environment that has closed thousands of small poorly run municipal landfills, has caused solid waste companies to operate larger more regional long-lived landfills.  As the total number of operating landfills have continue to decrease nationwide, landfills servicing a local market have tended to move a greater distance from the center of the local market.  Strict regulations and increasing transportation costs have increased collection costs in some markets.  To remain competitively priced, controlling the point of transfer from collection routes, through transfer stations to a landfill owned or operated by the company has become increasingly important.  The solid waste industry is experiencing continuing consolidation as companies seek to take advantage of economies of scale by increasing route densities and market share in hauling operations, and by reducing disposal expenses by owning transfer stations and controlling landfill operations.

We are one of the leading regional, non-hazardous solid waste management companies in the United States and more than 80% of our collection revenue in 2003 was generated in areas where we believe we are among the top three commercial providers, as measured by collection routes.  We provide collection, transfer, disposal and recycling services in two geographic regions: our South Region, consisting of Texas, Louisiana, Oklahoma, Arkansas and Missouri; and our Northeast Region, consisting of New York, New Jersey, Pennsylvania and Maryland.  In 2003, we were the tenth largest, and the third largest privately held, service provider in the approximately $43 billion non hazardous solid waste management industry in the United States.  In order to compete in the industry, in the past five years we have increased through acquisition the number of landfills we own or operate from two at the end of 1998 to 17 at the end of 2003, and during the same period increased our disposal internalization rate into our landfills from under 10.0% to over 58.0% by the end of 2003.  In addition our tuck-in acquisition program focuses on acquiring collection companies in markets where we can internalize the waste into our network of landfills and transfer stations.

Executive Overview

In 2003, we continued to execute our strategy of growth through acquisitions within our existing markets.  Our 2003 acquisition activity was highlighted by our $227.8 million (subject to adjustment) acquisition in October of Seneca Meadows, Inc., the owner of the largest MSW landfill in New York State, which has enabled us to internalize 100% of the MSW we handle at our New York City collection operations and transfer stations, and our $5.3 million acquisition in July of an MSW landfill from the City of Weatherford, Texas which has enabled us to internalize substantially all of our MSW waste collected in and around our Fort Worth, Texas district.  In addition, in August 2003 we finished construction and opened greenfield landfills in Richmond, Missouri (near St. Louis) and Oakdale, Louisiana (near Alexandria,) which we had previously acquired in 2002.  In April 2003, we received a landfill expansion permit for our Bethlehem Pennsylvania landfill which, among other things, increased our permitted average daily capacity at the landfill from 750 tons to 1,375 tons.  The addition of these four new landfills and the Bethlehem landfill expansion increased our internalization rate from more than 40% at the beginning of 2002 to more than 58% by the end of 2003.  We believe that this higher level of internalization will result in higher gross margins, higher levels of depletion expense and higher capital expenditures.

Our 20.2% year-over-year revenue growth in 2003 was partially the result of acquisitions completed during 2003, as well as the rollover effect from acquisitions completed in 2002.  Our 2003 acquisitions resulted in approximately $19.1 million of our 2003 revenue growth.  We estimate that these acquisitions should contribute at least $46.0 million of rollover revenue growth in 2004.  In general, acquired collection operations have lower operating margins than our existing collection operations during an initial integration period of three to six months following the closing date.  Landfill acquisitions, on the other hand, generally have a more immediate impact on our operating margins, as we experienced with our acquisition of the Seneca Falls, New York landfill during the fourth quarter of 2003.

Despite challenges related to a poor national economy and adverse weather conditions primarily in our Northeast Region during the first quarter of 2003, we were able to continue to show strong internal growth.  Our 2003 internal revenue growth from new business was 3.1% and from existing business was

2.8% primarily as a result of price increases.  During 2003, we added 13 new municipal contracts resulting in new aggregate annual revenue of $4.9 million.

Expansion of Management

In 2003 and early 2004, we expanded our management infrastructure in the areas of operations, accounting and management information systems to (i) better support our growth, (ii) help improve our under-performing operations, (iii) increase the focus on reducing accidents, injuries and claims management and (iv) support our implementation of requirements under the Sarbanes-Oxley Act of 2002.  We also expanded our management infrastructure in our Northeast Region by adding a vice president regional manager in 2003.

Capital Expenditures

We incurred $54.9 million in capital expenditures in 2003 to continue to grow our business, open the two new greenfield landfills described above, expand our landfill capacity and update our fleet of collection vehicles.  Our collection vehicles had an average age of 5.3 years at the end of 2003, representing only a slight increase from 2002.  In 2003, we narrowed the gap between our total capital expenditures and our net cash provided by operating activities.  We expect that our net cash provided by operating activities will exceed our capital expenditures in 2004.  We intend to use the excess, if any, to help finance acquisitions and/or reduce our indebtedness.

Financings

During the fourth quarter of 2003, we completed the sale of $48.0 million of new equity capital, net of fees and expenses, primarily from our existing shareholders and their affiliates and management.  Our Series E convertible preferred stock is the most senior class of our equity securities and is otherwise substantially similar to our Series D convertible preferred stock.  The new equity helped finance our acquisition of the Seneca Falls, New York landfill.  To date, we have raised in excess of $240.0 million of equity capital.

In October 2003, we also refinanced our senior credit facility which was to mature in August 2005.  The expanded $400.0 million senior credit facility includes up to $200.0 million in revolving loans, which mature on September 30, 2008, and a $200.0 million term loan, which matures on September 30, 2010.  The $200.0 million term loan and borrowings of $33.7 million under the revolver were used to refinance our existing senior credit facility and to finance a portion of the purchase price and expenses related to our acquisition of Seneca Falls, New York landfill.  Future borrowings under the revolver may be used to finance future acquisitions, capital expenditures, working capital and for other general corporate purposes.

Critical Accounting Policies

The following is a discussion of accounting policies applicable to areas where, in preparing our consolidated financial statements, we apply significant judgments and estimates that are inherently uncertain and that affect the reported amounts in such consolidated financial statements:

Landfill Life Cycle Accounting.  We use life cycle accounting and the units-of-consumption method to recognize certain landfill costs.  In life cycle accounting, all costs to acquire, construct and close a site and to maintain a site during the post-closure period are capitalized or accrued and charged to expense based on the consumption of cubic yards of available airspace (sometimes referred to as disposal capacity).  During 2003, we continued to account for our landfills using this industry-wide accounting methodology with the exception of capitalized and future landfill final capping costs.  Pursuant to SFAS No. 143, we accrue future final capping costs for each specific capping event and amortize those capping costs over the estimated disposal capacity related to that event rather than over the operating life of our entire landfill, as was our practice prior to our adoption of SFAS No. 143.

Airspace estimates and cost estimates for final capping, closure and post-closure activities are developed annually by independent engineers together with our engineers.  These estimates are used by our operating and accounting personnel to annually adjust our rates used to expense capitalized landfill development costs and accrue closure and post-closure costs.  We also estimate additional costs, as required under SFAS No. 143, based on the amount a third party would charge us to perform such activities, even when we expect to perform these activities internally.  Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of future landfill final capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.  Additionally, major changes in our airspace estimates could significantly affect our depletion expense as well as closure, final closure and post-closure related expenses.

We revise our estimates of remaining airspace to be consumed, total construction and other development costs and closure and post-closure costs annually in the ordinary course of our business when we receive updated information related to such airspace and costs.  At the time of the acquisition of a new landfill, we typically initially use the existing estimates of the acquired landfill.

As of December 31, 2003, we estimated total future construction and other development costs for our then existing landfills to be $436.8 million over their then estimated remaining operating lives.  Actual future costs of construction materials and third party labor could differ from the costs we have estimated and changes in legislative or regulatory requirements may cause changes in the landfill permitting process or landfill design and development.  Evaluations of new facts and circumstances relating to site permit and design criteria or development costs could also result in revisions to our cost estimates.  Changes in our construction and other development cost estimates are reflected prospectively in the landfill depletion rates that are updated annually.

Historically, the significant changes we have made to prior remaining airspace, total construction and other development costs and closure and post-closure costs estimates resulted from our inclusion of additional remaining airspace related to landfill expansions that had not yet received final approval from the applicable regulatory agencies, but met the criteria outlined below and were deemed probable to be permitted where such additional capacity had not been previously included or resulted from our annual update of the above costs and remaining airspace estimates related to newly-acquired landfills.  In addition, upon the acquisition of landfills, we often use expansion airspace estimates from sellers in determining our remaining landfill volumes at the newly-acquired landfills.  Our post-closing internal analyses of these estimates have sometimes resulted in changes in the estimated remaining airspace at these landfills.

The following tables reflects airspace activity for our landfills during the periods indicated:

	Balance as of December 31, 2000	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2001
Permitted airspace:
Cubic yards (in thousands)	56,302		407	8,000	(2,432)	768	63,045
Number of sites	9		1				10
Expansion airspace:
Cubic yards (in thousands)	46,529	9,200	9,434			11,853	77,016
Number of sites	5	1	1				7

Total available disposable capacity:
Cubic yards (in thousands)	102,831	9,200	9,841	8,000	(2,432)	12,621	140,061

Number of sites	9		1				10

	Balance as of December 31, 2001	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2002

Permitted airspace:
Cubic yards (in thousands)	63,045		27,091	9,200	(2,787)	4,310	100,859
Number of sites	10		4				14
Expansion airspace:
Cubic yards (in thousands)	77,016		10,363	(9,200)		(794)	77,385
Number of sites	7		2	(1)			8

Total available disposable capacity:
Cubic yards (in thousands)	140,061	—	37,454	—	(2,787)	3,516	178,244

Number of sites(1)	10		4				14

	Balance as of December 31, 2002	New Expansions Undertaken	Landfills Acquired, Net of Divestitures	Permits Granted	Airspace Consumed	Changes in Engineering Estimates	Balance as of December 31, 2003
Permitted airspace:
Cubic yards (in thousands)	100,859		15,833	8,028	(4,074)	6,792	127,438
Number of sites	14		2				16
Expansion airspace:
Cubic yards (in thousands)	77,385		47,829	(8,028)		2,200	119,386
Number of sites	8		3	(1)			10

Total available disposable capacity:
Cubic yards (in thousands)	178,244	—	63,662	—	(4,074)	8,992	246,824

Number of sites(1)	14		2				16

(1)          Excludes one landfill operated by us at which, pursuant to the terms of the applicable operating contract, we are not responsible for the construction, closure and post-closure costs (and, as a result, for which we do not prepare engineering estimates).

As of December 31, 2003, we estimated total future payments for landfill capping events and final closure and post-closure obligations for our then existing landfills to be approximately $189 million.  The post-closure period during which we are required to maintain and monitor our landfills usually extends for 30 years for MSW landfills and five years for C&D landfills.  Changes in legislative or regulatory requirements, including changes in capping or monitoring requirements, types and quantities of materials used or length of post-closure care could cause changes in our closure and post-closure costs.  Changes in our closure and post-closure cost estimates are reflected prospectively in the closure and post-closure accrual rates that are updated annually for our operating landfills but are recorded immediately for our closed landfills.

Our accruals for landfill capping events and final closure and post-closure costs were $19.9 million as of December 31, 2003, $10.9 million as of December 31, 2002 and $10.4 million as of December 31, 2001.  The net increase of $9.0 million from December 31, 2002 to December 31, 2003 resulted from accruals of $1.6 million based on the consumption of disposal capacity at our landfills during 2003, $8.9 million based on the historical consumption of disposal capacity at landfills we acquired in 2003 during the periods prior to such acquisitions and $1.1 million of accretion expense and $219,000 from a revision of estimates, both related to our adoption of SFAS No. 143 effective January 1, 2003, offset by $1.9 million related to the cumulative effect of change in accounting principle from the adoption of SFAS No. 143 on January 1, 2003 and actual cash expenditures against these accruals during 2003 of $920,000.  The net increase of $463,000 from December 31, 2001 to December 31, 2002 resulted from accruals of $358,000 based on the consumption of disposal capacity at our landfills during 2002 and $147,000 based on the historical consumption of disposal capacity at landfills we acquired in 2002 during the periods prior to such acquisitions, offset by actual cash expenditures against these accruals during 2002 of $42,000.

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

Probable to be Permitted Airspace at a Landfill.  We include in our calculation of total available landfill airspace expansion areas that have not yet received final approval from regulatory agencies but that, in our determination, are probable to be permitted.  We have developed the following five criteria that generally must be met before airspace included in an expansion area is determined as probable to be permitted and, therefore, included in our calculation of total available disposal capacity:

•                                          the land associated with the expansion airspace is either owned by us or controlled by us pursuant to an option agreement;

•                                          we are committed to supporting the expansion project financially and with appropriate resources;

•                                          there are no identified irremediable flaws or impediments associated with the project, including political impediments;

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

Sources of Revenue

Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services.  We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners’ associations, or subscription arrangements with homeowners.  We estimate that more than 40% of our South Region’s revenue was generated from 273 municipal contracts during 2003.  Our contracts with the City of New York represented in the aggregate approximately 30% of our Northeast Region’s, and approximately 11% of our overall, revenue in 2003.  Contracts with municipalities provide relatively consistent cash flow during the terms of the contracts.  Our municipal contracts generally last from three to five years and usually have renewal options.  Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term.  These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal and subsequently on a bid or negotiated renewal basis.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.  Our collection business from time to time also generates revenue from the sale of recyclable commodities depending on the pricing of the commodities; however, such revenue does not represent a significant part of our recycling revenue.  After recyclables are collected, they are delivered to other sorting facilities operated by third parties.

We typically determine the prices for our collection services by the collection frequency and level of service, route density, volume, weight and type of waste or recyclable material collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposing or processing, and prices charged by competitors for similar services.  The terms of our contracts sometimes limit our ability to pass on cost increases.  Long-term solid waste collection contracts typically contain a formula, usually based on the consumer price index, which automatically adjusts fees, usually on an annual basis, to cover increases in some, but not all of our operating costs.

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

Many of our landfills are assessed state, county or local community fees based on the volume of tons or yards disposed of during a defined period, usually either monthly or quarterly.  The types and amounts of fees charged can vary widely, but typically a state fee is uniformly charged to all landfills within a state.  We report our landfill revenue net of all these fees.  Since July 2002, the Commonwealth of Pennsylvania has imposed an additional disposal fee of $4.00 per ton on all solid waste disposed of at MSW landfills in Pennsylvania, raising the total disposal fees assessed on MSW landfill operators under Pennsylvania state law to $7.25 per ton.  Landfill operators are authorized to pass through the new fee as a surcharge on any fee schedule established by law or contract.  Similarly, transporters and transfer stations are authorized to pass the new fee through as a surcharge to the generators of such MSW.  We have passed through the new fee by increasing the fees we charge at our Pennsylvania landfills, New York City transfer stations and New York and Pennsylvania collection operations.  Accordingly, the new fee has not had, nor do we expect it to have in the future, a significant effect on our operating income.  In addition, Pennsylvania and Virginia are both currently considering legislation that would impose a fee of an additional $5.00 on each ton of waste disposed of at landfills in their respective states.  Other states could follow this trend as well.

Effective September 2003, the City of New York revised its waste collection services maximum rate to permit haulers to charge commercial customers either the current $12.20 per loose yard or a new rate of $160.00 per ton.  The disposal facilities in and around New York City charge by the ton.  However, prior to September 2003, the maximum rate was imposed on a per loose yard basis only.  Accordingly, based on the weight of certain customers’ loose yardage, it historically was not economical for us to service customers with heavy waste.  As a result, until recently, our New York City collection operations focused on customers that had loose garbage that was lighter and on those customers that have a large paper recycling component, which enabled us to reduce our cost of disposal.  The new tonnage rate will enable our New York City collection operations to service all customer in all areas in which we operate.

The City of New York awarded us two new three-year contracts, effective November 2003, each with two optional one-year renewals, which collectively provide for us to transfer and dispose of up to an aggregate of 1,500 tons of MSW per day collected by the City.  The new contracts replaced our prior contracts with the City which expired in 2003.  The City’s trucks collect primarily residential waste in Brooklyn and deliver it to two of our Brooklyn transfer stations.  In 2003, the City delivered average daily volumes of approximately 1,330 tons pursuant to these contracts.

During 2002, New York City announced changes to update its Solid Waste Management Plan, pursuant to which it plans to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day.  New York City initially intended to implement these changes by retrofitting and repermitting these marine transfer stations by 2008 so that the stations could containerize the City’s residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.  In 2003, New York City determined that this plan was not feasible from a cost standpoint, and decided to seek proposals from the private industry with respect to the transfer and disposal of New York City’s residential waste stream.  Additionally, in February 2004, the State of New Jersey terminated its discussions with the City of New York regarding the building of a marine transfer station for the City’s garbage on a New Jersey waterfront.  See “—Risk Factors—Customer Concentration—The loss of the City of New York as a customer could have a significant adverse effect on our business and operations.”

The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	2001	2002	2003(1)

Collection	66.5%	67.2%	68.0%
Transfer	23.0	22.4	17.9
Disposal	7.0	6.8	11.1
Recycling	3.0	3.0	2.5
Other	0.5	0.6	0.5
Total	100.0%	100.0%	100.0%

(1) The increase in the percentage of our total reported revenue attributable to our disposal services during 2003 primarily resulted from our acquisition of the Seneca Falls, New York landfill, which we acquired on October 10, 2003.  Excluding the effects of this acquisition, the percentage would have been substantially the same as 2002.  In 2003, our services revenue increased by an aggregate of $43.1 million from 2002.  This increase primarily resulted from increases in our revenue from collection services ($30.9 million increase from 2002) and disposal services ($13.8 million increase from 2002).  Our revenue from transfer services during 2003 decreased by $1.9 million from 2002 primarily as a result of the reduced volumes of waste accepted at our Northeast Region transfer stations during the first quarter of 2003 due to the severe winter weather in the region.

Cost Structure

Our operating expenses include labor, fuel, equipment maintenance, “tipping fees” paid to third-party transfer stations and disposal facilities, workers’ compensation, vehicle insurance, third-party transportation expenses and accretion expense.  We monitor the fluctuation in fuel prices and, from time to time, if this cost increases at a higher rate than inflation, we generally pass the additional cost on to our customers.  Our business strategy is to develop vertically integrated operations to internalize — the waste that we handle and thus realize higher margins from our operations.  By disposing of waste at our landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills.  We currently internalize approximately 58% of the chargeable solid waste that we handle and deliver the rest to third-party disposal facilities.  Some of our municipal contracts require us to only provide collection services and to dispose of the collected waste at a designated third-party disposal facility (at no cost to us) with whom the municipality has contracted with directly.

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

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  See Note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  Under SFAS No. 143, costs associated with final capping activities that occur during the operating life of a landfill, as well as closure and post-closure activities, are accounted for as asset retirement obligations on a discounted basis.  We recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred.  We recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover.  The landfill retirement obligations are initially measured at estimated fair value.  Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate of 10.25% during 2003.  Accretion is recorded on all landfill retirement obligations using the effective interest method.  We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices.  We amortize landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

We periodically evaluate the value and future benefits of our goodwill and other intangible assets. For intangible assets other than goodwill, we assess the recoverability from future operations using cash flows of the related assets as measures.  Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related intangible assets would be less than the carrying amount of the intangible assets.  As of December 31, 2003, there were no adjustments to the carrying amounts of intangibles other than goodwill resulting from these evaluations.

We test goodwill for impairment using the two-step process prescribed in SFAS No. 142.  The first step is a screen for potential impairment and the second step measures the amount of the impairment, if any.  We performed our annual impairment test during the fourth quarter of 2003 and incurred no impairment.  As of December 31, 2003, goodwill and other intangible assets represented approximately 24.4% of total assets, 60.5% of redeemable preferred stock and 78.8% of the sum of our redeemable preferred stock and stockholders’ equity (deficit).

Seasonality

Seasonality and weather can temporarily affect our revenue and expenses.  We generally experience lower C&D waste volumes during the winter months when the construction industry slows down.  Frequent and/or heavy snow and ice storms can affect our revenue, primarily from our transfer station and landfill operations which are volume-based, and the productivity of our collection operations.  In our South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 - 90 day period can put additional stress on the construction industry, lowering the volumes of waste we handle.  For example, inclement weather in our South Region during the fourth quarter of 2002 and the first two months of 2003 resulted in a reduction in the volumes of waste we handled during such periods.  Significantly below normal rainfall can lead to higher levels of construction activity, increasing our volumes.

Impact of Inflation

To date, inflation has not significantly affected our operations.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill “tipping fees” and, in some cases, fuel costs.  Therefore, we believe that we would be able to increase prices to offset many cost increases that result from inflation.  However, competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation.  For example, during the first six months of 2003, diesel fuel costs were significantly higher than during the comparable six-month period of 2002.

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

In accordance with GAAP, we capitalize some expenditures and advances relating to pending acquisitions.  For any pending acquisition that is not consummated, we charge any such expenditures and advances against earnings.  Therefore, we may incur charges against earnings in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

2003.  In October 2003, we acquired all of the shares of capital stock of Seneca Meadows, Inc., the owner and operator of the Seneca Meadows landfill, located in Seneca Falls, New York, for an aggregate purchase price of approximately $227.8 million, consisting of approximately $187.7 million in cash and $40.1 million of assumed liabilities.  The acquisition was financed with approximately $861,000 in cash, $138.8 million in net borrowings and net proceeds of $48.0 million from the issuance of shares of our Series E convertible preferred stock.  Additionally, if certain permits are obtained increasing the allowable daily disposal volume of the landfill and specific average daily disposal volume milestones are achieved at the landfill, we will be required to pay to the former shareholder of the landfill an additional $15.0 million.  In connection with the acquisition, we recorded approximately $5.0 million of definite-lived intangible assets related to customer lists with generally two to seven year amortization periods.

The following unaudited pro forma results of operations assume that our acquisition of the landfill occurred as of January 1, 2002 (in thousands):

	2002	2003
Services revenue	$258,184	$290,432
Income (loss) before cumulative effect of change in accounting principle	3,427	(4,660)
Net income (loss)	$3,427	$(6,191)

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2002, nor are they necessarily indicative of future operating results.

We also acquired the hauling and disposal assets of 14 other solid waste management companies and real estate associated with an operating landfill for an aggregate purchase price of approximately $31.6 million, consisting of cash and liabilities assumed.  In connection with the acquisitions, we recorded approximately $8.5 million of goodwill, of which approximately $6.7 million is expected to be deductible for tax purposes, and approximately $6.9 million of definite-lived intangible assets.  The definite-lived intangible assets consist of $4.7 million related to customer lists with generally two to seven year amortization period and $2.3 million related to non-competition agreements with generally two to five year amortization periods.  The pro forma effects of these 14 acquisitions are not significant to our operating results.

We also incurred approximately $6.0 million of development costs in connection with two “greenfield” landfills, which we previously purchased in 2002.  Both landfills included the land and the permit to operate.  However, unlike operating landfills, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell.  Both landfills opened during 2003.

2002.  During 2002, we acquired the assets of 17 solid waste management companies as well as real estate associated with landfill expansions for an aggregate purchase price of $47.0 million, consisting of cash and liabilities assumed.  In addition, we incurred approximately $340,000 of development costs in connection with two “greenfield” landfills purchased in 2002.

2001.  During 2001, we acquired the assets of 16 solid waste management companies for an aggregate purchase price of approximately $12.1 million, consisting of cash and liabilities assumed.  In addition, we incurred approximately $1.4 million of development costs in connection with two “greenfield” landfills purchased in 1999.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	2001		2002		2003
	$	%	$	%	$	%

South Region	106,807	57.5	128,334	60.3	158,185	61.8
Northeast Region	78,883	42.5	84,607	39.7	97,830	38.2
Services revenue	185,690	100.0	212,941	100.0	256,015	100.0
Operating expense	119,816	64.5	139,641	65.6	164,203	64.1
General and administrative	24,063	13.0	25,537	12.0	32,723	12.8
Depreciation, depletion and amortization	25,722	13.9	27,849	13.1	41,079	16.1
Income from operations	16,089	8.7	19,914	9.4	18,010	7.0
Interest expense, net	(12,961)	(7.0)	(14,067)	(6.6)	(20,276)	(7.9)
Loss on termination of interest rate swaps	—	—	(826)	(0.4)	—	—
Loss on extinguishment of debt	—	—	(586)	(0.3)	—	—
Other income (expense), net	(178)	(0.1)	(103)	(0.0)	(340)	(0.1)
Income tax expense	(703)	(0.4)	(3,726)	(1.7)	(3,704)	(1.5)
Cumulative effect of change in accounting principle	—	—	—	—	(1,531)	(0.6)
Net income (loss)	2,247	1.2	606	0.3	(7,841)	(3.1)

2003 Compared With 2002

Revenue.  Our revenue increased by $43.1 million, or 20.2%, to $256.0 million during 2003 from $212.9 million during 2002.  During 2003, acquisitions completed since January 2002 contributed $30.6 million, or 14.3%, to the increase in our revenue from 2002.  Excluding incremental revenue from acquisitions, our revenue increased by $12.5 million, or 5.9%.  Our new business, from both new municipal contracts and increased sales from existing operations, contributed 3.1% of such increase, while price increases contributed 2.8%.  In our South Region, our revenue increased by $29.9 million, or 23.3%, to $158.2 million during 2003 from $128.3 million during 2002.  In our Northeast Region, our revenue increased by $13.2 million, or 15.6%, to $97.8 million 2003 from $84.6 million during 2002.  During the winter months of January, February and March 2003, severe weather in our Northeast Region and, to a lesser extent, in our South Region, reduced our roll-off collection, transfer station and landfill revenue by $1.6 million to $1.8 million, as compared to the comparable three-month period in 2002.

Operating Expenses.  Our operating expenses increased by $24.6 million, or 17.6%, to $164.2 million during 2003 from $139.6 million during 2002.  Operating expenses as a percentage of our revenue decreased by 1.5% to 64.1% during 2003 from 65.6% during 2002.  The increase in our operating expenses was substantially due to the increase in our revenue during the same period, including as a result of expenses from acquired operations and new business.  Integration of newly-acquired businesses into our organizational structure typically takes three to six months.  The labor, maintenance, fuel and disposal costs related to newly-acquired businesses are generally higher during the integration period.  Start-up and integration costs related to a municipal contract typically are incurred in the one to two months prior to, and the one to two months after, the commencement of the contract. During this period, labor costs are generally higher due to delivery of containers, residential carts and recycling bins to the new municipality and training of newly-hired employees.  In addition, during 2003, our insurance claims expense increased by $3.0 million from 2002.  This was a result of the following factors:  (i) our current year claims expense for accidents and injuries increased by $900,000 over the comparable expense in 2002 and  (ii) we increased our future claims development reserve resulting in a charge of $980,000 for 2003 claims and (iii) an increase in premium costs and claim processing expenses during 2003.  Higher average fuel cost per gallon in 2003 as compared to 2002 also increased operating expenses in 2003 by $800,000. The margin improvement in operating expenses during 2003 was primarily the result of our purchase of the Seneca Falls, New York landfill in October 2003.

General and Administrative.  Our general and administrative expenses increased by $5.9 million, or 7.2%, to $28.1 million during 2003 from $32.7 million during 2002.  General and administrative expenses as a percentage of our revenue increased by 0.8% to 12.8% during 2003 from 12.0% during 2002.  Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead to accommodate our internal growth from our collection operations.  During 2003, we wrote off $170,000 in connection with an aborted debt transaction, primarily related to legal and accounting fees, we increased our bad debt reserve by an additional $1.6 million to cover expected write-offs at one of our collection divisions in our South Region, as described in more detail in Part II. Item 9A. “Controls and Procedures,” and paid $130,000 in severance costs to one of our former executive officers.  In addition, accounting fees increased in 2003 by $200,000, primarily related to implementation of SFAS No. 143.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $13.3 million, or 47.5%, to $41.1 million during 2003 from $27.8 million during 2002.  Depreciation, depletion and amortization as a percentage of our revenue increased by 3.0% to 16.1% during 2003 from 13.1% during 2002.  This increase resulted primarily from the inclusion of depreciation, depletion and amortization expenses related to businesses acquired in 2003, a full year of depreciation, depletion and amortization expenses related to businesses acquired since January 2002, and depreciation of capital assets purchased for internal growth.  The Seneca Falls landfill we acquired in October 2003, increased our depreciation, depletion and amortization expenses by $5.4 million.  During 2003, we also added three operating landfills, including two greenfield sites acquired in 2002 which we opened in August 2003 and an operating landfill we purchased in July 2003, which have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.  Additionally, depletion expense related to the Bethlehem landfill expansion permit we obtained in April 2003, which increased our daily permitted volume at the landfill from 750 tons to 1,375 tons, resulted in an increase to depletion expense for 2003 of $1.1 million.

Income from Operations.  Our income from operations decreased by $1.9 million, or 9.6%, to $18.0 million during 2003 from $19.9 million during 2002.  Income from operations as a percentage of our revenue decreased by 2.4% to 7.0% in 2003 from 9.4% during 2002.  Increases in operating expenses from additional insurance claims, higher fuel costs, an increase in our bad debt reserve, the write-off of $170,000 in connection with an aborted debt transaction, higher accounting fees related to the implementation of SFAS No. 143, severance pay to a former executive, higher depreciation, depletion and amortization expenses related to our Seneca Falls and Bethlehem landfills and our new landfills and the severe winter weather during 2003 resulted in a reduction in margin.

Interest Expense, Net.  Our interest expense, net, increased $6.2 million, or 44.1%, to $20.3 million during 2003 from $14.1 million during 2002.  Interest expense, net, as a percentage of our revenue, increased to 7.9% in 2003 from 6.6% during 2002.  This increase was attributable to higher debt levels during 2003 as compared to 2002, primarily due to our acquisition of the Seneca Falls landfill in October 2003.  This increase also resulted from the inclusion of a full year of interest related to $150.0 million of our 10-1/4% senior subordinated notes due 2012 (our “Notes”) which we issued on June 12, 2002 (which was partially offset by interest rate swaps on $50.0 million of this debt), the reduction of capitalized interest due to the completion of our Bethlehem landfill expansion project and the increase in debt throughout the year related to capital used to fund internal growth and our ongoing acquisition program.

Loss on Termination of Interest Rate Swaps.  There was no such expense in 2003.  We incurred a loss on the termination of interest rate swaps of $826,000 in 2002 in conjunction with the payoff of the then outstanding balance under our senior credit facility with the proceeds from the offering of our Notes. The loss resulted from our termination of interest rate swaps that were in place with respect to a portion of the then outstanding debt under our senior credit facility.

Loss on Extinguishment of Debt.  There was no such expense in 2003.  We incurred a non-cash loss on the extinguishment of debt of $586,000 in 2002 in conjunction with the payoff of a $39.2 million term loan under our senior credit facility with the proceeds from the offering of our Notes.  The loss resulted from our loan transaction costs incurred in previous years related to the term loan.

Other Expenses.  Our other expenses increased by $237,000 to $340,000 in 2003 from $103,000 in 2002.  The increase was primarily the result of additional state franchise taxes.

Income Tax Expense.  Our income tax expense was unchanged at $3.7 million during 2003 from $3.7 million in 2002.  Income tax expense as a percentage of revenue was 1.4% for 2003 as compared to 1.7% for 2002.  The difference in income taxes computed at the statutory rate and reported income taxes for 2003 is due primarily to state and local income taxes and an increase in the valuation allowance related to deferred tax assets.

Cumulative Effect of Change in Accounting Principle.  We recorded an after-tax expense of $1.5 million from a cumulative effect of a change in accounting principle related to our adoption of SFAS No. 143 on January 1, 2003.  See Note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

Interest Expense, Net.  Our interest expense, net increased $1.1 million, or 8.5%, to $14.1 million during 2002, from $13.0 million during 2001.  This increase was attributable to higher debt levels during 2002 as compared to 2001 and by the relatively higher interest rate paid on $150.0 million of our Notes which constituted a substantial portion of our outstanding debt as of December 31, 2002.  Interest expense, net, as a percentage of our revenue, decreased to 6.6% in 2002 from 7.0% in 2001.

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

Liquidity and Capital Resources

Cash Flow

The following is a summary, for the periods indicated, of our cash flows (in thousands):

	2002	2003
Net cash provided by operating activities	$30,624	$46,484
Net cash used in investing activities	$(88,111)	$(269,579)
Net cash provided by financing activities	$57,905	$224,702

During 2003, net cash used in investing activities was $269.6 million.  Of this amount, $214.5 million was used for the acquisition of businesses.  Cash used for capital expenditures during 2003 was $46.9 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  In addition $6.0 million was used for the initial development costs of two permitted landfills acquired in 2002.  Net cash provided by financing activities during 2003 was $224.7 million, which consisted of the proceeds from our issuance of our Series E convertible preferred stock of $49.7 million and a net borrowing increase under our senior credit facility of $183.0 million, offset by $1.7 million of expenses related to the issuance of our Series E convertible preferred stock and $6.3 million of expenses related to the refinancing of our senior credit facility.

During 2002, net cash used in investing activities was $88.1 million.  Of this amount, $44.0 million was used for the acquisition of businesses.  Cash used for capital expenditures during 2002 was $41.3 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash provided by financing activities during 2002 was $57.9 million, which consisted of the proceeds from the offering of our Notes, offset by $7.5 million of expenses related to the issuance of our Notes and a net borrowing reduction under our senior credit facility of $83.7 million.

The following table summarizes the components of the reconciliation of our debt balances from December 31, 2001 and 2002 to December 31, 2002 and 2003, respectively:

	2002	2003
	(in thousands)
Roll-forward of debt balance:
Debt balance at beginning of period	$130,351	$198,571
Free cash flow (deficit) before acquisitions(1)	12,560	2,402
Acquisitions and divestitures	44,370	220,563
Acquisition-related and other expenditures	557	130
Debt issue costs	7,525	6,277

Debt increase due to interest rate swap termination payment	826	—
Net proceeds from issuance of preferred stock	—	(48,018)
Increase in cash	418	1,607
Addition related to the change in fair value of interest rate swap from long-term debt	1,964	(966)
Addition related to debt issued to sellers in connection with acquisitions	—	295

Debt balance at end of period	$198,571	$380,861

(1)          Free cash flow (deficit) before acquisitions is not a measure of liquidity, operating performance or cash flow from operating activities under GAAP.  Free cash flow (deficit) before acquisitions is defined as net cash provided by operating activities, less capital expenditures (other than for acquisitions) and capitalized interest.  We believe that the presentation of free cash flow (deficit) before acquisitions is useful to investors because it allows them to better assess and understand our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets.  Free cash flow (deficit) before acquisitions does not represent our residual cash flow available for discretionary expenditures because we have mandatory debt service requirements and other required expenditures that are not deducted from free cash flow deficit before acquisitions.  Free cash flow (deficit) before acquisitions does not capture debt repayment and/or the receipt of proceeds from the issuance of debt.  We use free cash flow (deficit) before acquisitions as a measure of recurring operating cash flow.  We do not intend for free cash flow (deficit) before acquisitions to be considered in isolation or as a substitute for GAAP measures.  Other companies may define this financial measure differently.  The most directly comparable GAAP measure to free cash flow (deficit) before acquisitions is net cash provided by operating activities.  Following is a reconciliation of free cash flow (deficit) before acquisitions to net cash provided by operating activities:

		2002	2003
		(in thousands)
Free cash flow (deficit) before acquisitions		$(12,560)	$(2,402)
Add:	Capital expenditures, excluding acquisitions	41,331	46,890
	Capitalized interest	1,853	1,995
	Other	—	1
Net cash provided by operating activities		$30,624	$46,484

Liquidity

Our business is capital intensive.  Our capital requirements include acquisitions, new municipal contracts and fixed asset purchases for internal growth, primarily for trucks, containers and equipment, and for landfill cell construction, landfill development and landfill closure activities.  We have historically financed, and plan to continue to finance, our capital needs with cash provided from operations, borrowings under our senior credit facility, debt or equity offerings, or some combination of the foregoing.

On October 10, November 20, and December 30, 2003, we issued an aggregate of 49,660 shares of our Series E convertible preferred stock for an aggregate purchase price of $49.7 million.  Net proceeds from such sale of $48.0 million were used to fund the acquisition of the Seneca Falls, New York landfill and to pay expenses related thereto.  See Part II. Item 5. “Market for the Registrant’s Common Equity and Related Stockholder Matters — Recent Sales of Unregistered Securities” of this Annual Report on Form 10-K.

On June 12, 2002, we completed a private offering of our Notes at a price of 100.0%.  These Notes mature on June 15, 2012.  Interest on our Notes is due on June 15 and December 15 of each year.  Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt.  The Notes are redeemable on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities.  The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  These limitations are subject to certain qualifications and exceptions.  As of December 31, 2003, we were in compliance with all covenants contained in the indenture governing our Notes.

The net proceeds from the offering of the Notes were approximately $144.0 million after deducting the initial purchasers’ discounts and other expenses of the offering.  We used $142.8 million of the net proceeds to prepay all of the debt then outstanding under the term loan and revolving loan portions of our senior credit facility (other than approximately $4.7 million underlying then outstanding letters of credit), and the remainder of the net proceeds for general corporate purposes, including working capital, and to fund acquisitions.  Upon repayment of the term loan portion of our senior credit facility, we expensed approximately $586,000 of related debt issue costs.  In addition, we terminated three interest rate swap agreements in advance of their respective contract termination dates.  We recorded a loss on the early termination of the interest rate swap agreements of approximately $826,000.

In connection with our acquisition of the Seneca Falls, New York landfill, on October 10, 2003, we and our subsidiaries entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of lenders led by Fleet National Bank, as administrative agent (“Fleet”), and LaSalle Bank National Association, as syndication agent, and Fleet Securities, Inc., as arranger, which amended our then existing senior credit facility, dated as of September 14, 2004.  Our senior credit facility, as so amended, includes a $200.0 million senior secured term loan and a $200.0 million senior secured revolving loan, including an $80.0 million letter of credit sublimit.  We used the borrowing of the $200.0 million term loan and borrowings of $33.7 million in revolving loans to pay a portion of the purchase price for our acquisition of the Seneca Falls landfill to refinance our then existing senior credit facility and to pay related fees and expenses.  Subject to certain conditions, we may request an increase in the revolving loan or term loan portions of our senior credit facility of up to $50.0 million such that the total amount of indebtedness under this senior credit facility would equal $450.0 million.  As of December 31, 2003, there was $200.0 million outstanding under the term loan portion and $29.6 million (excluding $49.1 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility.  As of such date, we had $121.3 million of unused borrowing capacity under the revolving loan portion (of which $29.4 million was immediately available), including a maximum of $30.8 million underlying letters of credit.  In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios.  Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries’ assets.

Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of December 31, 2003, the interest rate applicable to $25.0 million outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.41%, and the interest rate applicable to the balance of $4.6 million outstanding thereunder was Fleet’s prime rate plus 125 basis points, or 5.25%.  As of December 31, 2003, the interest rate applicable to $100.0 million outstanding under the term loan portion of our senior credit facility was LIBOR plus 300 basis points, or 4.25%, and the interest rate applicable to the balance of $100.0 million outstanding thereunder was Fleet’s prime rate plus 100 basis points, or 5.0%.  The revolving loan and term loan portions of our senior credit facility mature on September 30, 2008 and September 30, 2010, respectively.

Pursuant to the terms of our senior credit facility, each year, commencing on October 1 and ending on September 30, we are required to repay 1.0% (except for the 12-month period prior to maturity when we are required to repay 94.0%) of the principal amount of the term loan portion of our senior credit facility in quarterly installments payable on the last business day of each calendar quarter.  In addition, our senior credit facility requires us to prepay the term loan with, subject to certain conditions and exceptions, 100.0% of the net cash proceeds we receive from any disposition of assets in excess of $5.0 million in the aggregate per year, 100.0% of the net cash proceeds we receive from the incurrence of any permitted indebtedness (other than up to $100.0 million of additional subordinated indebtedness) and 50.0% of the net cash proceeds we receive in connection with any issuance of our equity (other than equity we issue (i) in an aggregate amount not to exceed $100.0 million, (ii) as payment in a permitted acquisition or (iii) to employees, consultants or directors in connection with the exercise of options under bona fide option plans).  We are also required to prepay the term loan with the percentage of excess consolidated operating cash flow (to be calculated for the period from October 1, 2003 through December 31, 2003 and for each fiscal year thereafter, and which includes, generally, consolidated EBITDA, plus or minus net working capital changes and extraordinary cash items, less the sum of (a) capital expenditures, (b)  the cash purchase price of any permitted acquisitions, (c)  cash payments for taxes, (d) cash payments of interest and (e)  the scheduled principal repayments of indebtedness, in each case of clauses (a) through (e), paid during such period) corresponding to the applicable leverage ratio set forth below:

Leverage Ratio	Percentage of Excess Consolidated Operating Cash Flow Required as Mandatory Prepayment of Term Loan

≥ 3.50:1.00	50%

≥3.00:1.00 and <3.50:1.00	25%

<3.00:1.00	0%

In the period of October 1, 2003 through December 31, 2003, we performed the calculation and determined that no payment was due for the period.

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

•                                          Minimum Interest Coverage Ratio—Our consolidated EBITDA(1) to consolidated interest expense ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter specified below may not be less than the applicable ratio indicated below:

Quarters Ending	Consolidated EBITDA(1) to Consolidated Interest Expense Ratio

Through December 31, 2003	2.75 to 1.0
March 31, 2004 through June 30, 2004	3.00 to 1.0
September 30, 2004	3.25 to 1.0
December 31, 2004 and thereafter	3.50 to 1.0

•                                          Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $213.4 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the first quarter of 2004.

•                                          Maximum Capital Expenditures—Our annual capital expenditures less capital expenditures for new municipal contracts may not be greater than the product of our annual depreciation and depletion expense for any fiscal year and the applicable multiple specified below:

Year Ending December 31,	Multiple of Depreciation and Depletion Expense for Such Year
2003	1.6x
2004	1.3x
2005 and 2006	1.2x
Thereafter	1.1x

As of December 31, 2003, we were in compliance with our senior credit facility financial covenants—our consolidated debt to consolidated EBITDA(1) ratio was 4.18:1, our consolidated senior debt to consolidated EBITDA(1) ratio was 2.53:1, our consolidated EBITDA(1) to consolidated interest expense ratio was 2.98:1 and our consolidated net worth was $217.3 million ($3.9 million in excess of the minimum required under our senior credit facility).  In addition, our fiscal 2003 annual capital expenditures of $54.9 million less capital purchased for new municipal contracts of $3.9 million did not exceed 1.6 times our fiscal 2003 annual depreciation and depletion expense.  Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

Our senior credit facility also contains covenants which restrict our ability to, among other things, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into a merger or consolidation, make specified payments, including dividends, and enter into certain franchise agreements.  These limitations are subject to certain qualifications and exceptions.

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

Working capital at December 31, 2003 was a deficit of $8.0 million as compared to a working capital surplus of $469,000 at December 31, 2002.  Included in the current portion of long-term debt at December 31, 2003 and not at December 31, 2002 was $2.5 million of the term loan portion of our senior credit facility, representing the principal amount required to be repaid in 2004.  In addition, as discussed in Part II. Item 9A. “Controls and Procedures,” during 2003, we increased our bad debt reserve by an additional $1.6 million to cover expected write-offs at one of our collection divisions in our South Region.  The remaining $4.3 million deterioration in working capital year-over-year was primarily related to an increase in capital expenditures accrued in accounts payable at year end 2003, related to landfill construction projects and new municipal contracts.  There is no covenant in our senior credit facility directly tied to working capital.  At December 31, 2003, our immediately available borrowing capacity was sufficient to cover the working capital deficit.

We have no off-balance sheet debt or similar obligations, other than as outlined in the “Significant Commercial Commitments” table below.  See also Part I. Item 1. “Business—Risk Management, Insurance and Performance or Surety Bonds.”  We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position.

Obligations and Commitments

The following tables outline what we regard as our significant contractual obligations and commercial commitments as of December 31, 2003.  The tables do not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period (in thousands)

Significant Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Long-term debt(1)	$380,861	$2,732	$4,031	$33,600	$340,498
Operating leases	16,493	2,117	4,303	3,534	6,539
Disposal contract	20,022	8,434	11,588	—	—
Total significant contractual cash obligations	$417,376	$13,283	$19,922	$37,134	$347,037

(1)     Long-term debt obligations include $150.0 million aggregate principal amount of our Notes, $200.0 million outstanding on the term loan portion of our senior credit facility due September 30, 2010 and $29.6 million outstanding under the revolving loan portion of our senior credit facility due September 30, 2008.  The revolving loan portion of our senior credit facility provides for borrowings of up to $200.0 million, of which $41.0 million was available for borrowing as of December 31, 2003.  Payments listed above exclude related interest payments.

	Amount of Commitment Expiration Per Period (in thousands)
Significant Commercial Commitments	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 Years

Letters of credit	$49,149	$49,149	$—	$—	$—
Performance and other bonds	31,080	31,080	—	—	—
Landfill closure bonds	47,165	47,165	—	—	—
Total significant commercial commitments	$127,394	$127,394	$—	$—	$—

The tables above do not include expenditures that we will likely be required to make in connection with the construction of our existing or anticipated landfills, replacement of trucks and other equipment or otherwise in the ordinary course of our business.  As of December 31, 2003, we estimated that we would spend approximately $436.8 million on our then operated landfills over their then estimated remaining operating lives, primarily for cell construction and environmental structures.  We cannot accurately predict the timing and ultimate amount of these expenditures as they will vary depending on the volumes of waste disposed of at such landfills, future permitting requirements, acquisition of additional landfills or collection operations and other factors many of which are beyond our control.  None of these expenditures represent contractual commitments.

We had an environmental cost accrual on our balance sheet of $25.3 million as of December 31, 2003 consisting of a liability related to an inactive landfill (“Tantalo”) which we assumed in connection with our acquisition of the Seneca Falls, New York landfill in October 2003.  The liability consists of $16.0 million related to the remediation of the Tantalo landfill and $9.3 million for post-closure monitoring of Tantalo for 30 years.  The initial remediation work will commence in 2004, and the post-closure monitoring period is expected to commence in 2007.  Tantalo, a 26-acre landfill which stopped accepting waste in 1976, has been identified by the State of New York as an Inactive Hazardous Waste Disposal Site.  During its period of operation, Tantalo received both municipal and industrial waste, some of which has been found to exhibit hazardous characteristics as defined by the RCRA.  Past activities at

Tantalo have resulted in the release of hazardous wastes into the groundwater.  A remediation program has been developed for Tantalo in conjunction with the New York State Department of Environmental Conservation.  The remediation program includes installation of groundwater barriers, protective liner caps, leachate and gas collection systems and storm-water drainage controls, as well as methods to accelerate the decontamination process.  We have purchased a ten year “Clean-up Cost Cap Insurance Policy” which provides an additional $25.0 million of coverage in excess of the remediation portion of the liability.  Cash paid for remediation was approximately $108,000 during 2003.  The remediation costs, which are not discounted, are included in our liabilities as of December 31, 2003 as accrued environmental and landfill costs.

We had an environmental cost accrual on our balance sheet of $1.9 million as of December 31, 2003 and $1.7 million as of December 31, 2002, consisting of a liability related to a consent decree requiring the relocation of certain waste which we assumed in connection with our acquisition of the Chambersburg landfill.  Cash paid for this relocation was approximately $265,000 during 2003, approximately $525,000 during 2002 and approximately $921,000 during 2001.

We had an obligation on our balance sheet of $283.1 million as of December 31, 2003 and $213.4 million as of December 31, 2002, representing the carrying value of our preferred stock as of such dates.  In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, we have classified our preferred stock outside of permanent equity because, pursuant to the terms thereof, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events.  This redemption is not deemed to be solely within our control because holders of our preferred stock currently control a majority of the votes of our board of directors.  See our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

We have a disposal contract that requires us to meet specific volume requirements.  These volume requirements are measured based on an annual average.  In the event we do not meet the required volumes, we would be required to make additional payments based on the volume shortfall.  At December 31, 2003, there was no volume requirement shortfall related to the disposal contract that would have a significant impact on our business, financial condition, results of operation or cash flows.

Capital Expenditures

We made capital expenditures of $54.9 million during 2003, including $3.9 million for new municipal contracts and $2.0 million of capitalized interest primarily related to landfill construction and permitting projects.  In addition, during 2003, we incurred $6.0 million of development costs in connection with two “greenfield” landfills purchased in 2002.  Both landfills when purchased included the land and the permit to operate.  However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell.  Both landfills opened in August 2003.  We expect to make capital expenditures of approximately $48.0 to $52.0 million during 2004 in connection with our existing business, including approximately $4.0 million to $5.0 million for new municipal contracts, $2.5 to $3.0 million of capitalized interest primarily related to landfill construction and permitting projects and $2.5 million to $3.0 million for new transfer station and “greenfield” landfill projects.  We intend to fund our planned 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

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

From time to time we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on such disposals.

Recent Accounting Pronouncements

For a description of new accounting pronouncements that affect us, please see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Risk Factors

The following risk factors, among others, could adversely affect our operations and future performance and cause our actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and subsequently presented (in writing or orally) by us or persons acting on our behalf.

Substantial Leverage – Our substantial debt could adversely affect our financial condition and make it more difficult for us to make payments with respect to our debt.

We have a substantial amount of debt with significant debt service requirements.  The following table shows important credit statistics as of December 31, 2003 (dollars in thousands):

Total indebtedness	$380,861
Redeemable preferred stock	283,054
Stockholders’ deficit	(65,751)

This leverage could have adverse consequences both for us and for our investors.  For example, it could:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future.  The indenture governing our Notes restricts, but does not prohibit, our ability to incur additional indebtedness.  There are a number of qualifications and exceptions to these restrictions that could allow us to incur substantial additional indebtedness, including under our senior credit facility.  The revolving loan portion of our senior credit facility currently permits us to borrow up to an aggregate amount of $200.0 million, including up to $80.0 million underlying letters of credit, subject to satisfying certain financial ratios.  As of December 31, 2003, we had $121.3 million available, including up to $49.1 million underlying letters of credit, under the revolving loan portion of our senior credit facility.  As of such date, the term loan portion of our senior credit facility was fully funded and had an outstanding balance of $200.0 million.  Subject to certain conditions, we may request an increase in either the revolving loan portion or the term loan portion of our senior credit facility of up to $50.0 million such that the total senior credit facility would equal $450.0 million.  If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

If a default under the indenture governing our Notes or our senior credit facility should occur, the holders of our Notes or the lenders under our senior credit facility could elect to declare all amounts borrowed, together with accrued interest, to be immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the indenture governing our Notes or our senior credit facility, that contain cross-acceleration or cross-default provisions being declared immediately due and payable and the lenders could terminate all commitments thereunder.  In such event, we may not be able to pay the accelerated amounts or borrow funds sufficient to make any such payment.  Even if additional financing could be obtained, it may not be on terms that are favorable or acceptable to us.  Further, if we are unable to repay, refinance or restructure our debt under our senior credit facility, the lenders under our senior credit facility could proceed against the collateral securing that indebtedness.  In such event, any proceeds received upon a realization of the collateral would be applied first to amounts due under our senior credit facility before any proceeds would be available to make payments on our Notes.

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

Thayer Equity Investors IV, LP and its affiliates, TC Carting L.L.C., TC Carting II L.L.C., and TC Carting III L.L.C., control a majority of our capital stock.  As a result, Thayer and its affiliates effectively control the outcome of most matters submitted to a vote of our stockholders.  In addition, pursuant to our Second Amended and Restated Stockholders’ Agreement, Thayer and TC Carting are entitled to designate up to four of eight members of our board of directors.  Our Second Amended and Restated Stockholders’ Agreement also requires us to obtain the consent of the directors designated by Thayer and TC Carting for certain material corporate actions, including the issuance of additional debt and the declaration of dividends.  See Part III. Item 13. “Certain Relationships and Related Transactions—Second Amended and Restated Stockholders’ Agreement.”  Thayer’s and its affiliates’ interests may not be aligned with those of our other securityholders and transactions may be pursued that could enhance Thayer’s and its affiliates’ equity investments while involving risks to our other securityholders’ interests.

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

Our capital expenditures, including capitalized interest and initial development costs for newly-acquired permitted landfills, were $54.9 million during 2003.  If we undertake acquisitions or expand our operations, our capital expenditures, including closure, final closure and post-closure and remediation expenditures, may increase.  The increase in expenditures may result in low levels of working capital or require us to finance working capital deficits.

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

Ongoing Internal Investigation—We face risks related to an ongoing internal investigation of certain accounting matters.

In March 2004, we discovered that the manager of a division in our South Region had engaged in misconduct that violated our internal policies resulting in an overstatement of our South Region’s accounts receivable by approximately $1.6 million as of December 31, 2003 and an understatement of expenses by approximately $833,000 during 2003.  Based upon the internal investigation we have been conducting, in consultation with the audit committee of our board of directors, as further described in Part II Item 9A.”Controls and Procedures,” we have taken steps to improve our disclosure controls and procedures and internal control over financial reporting, including segregation of the accounting and financial reporting duties from the management duties at this division.  The implementation of these initiatives is one of our highest priorities. Our board of directors, in coordination with our audit committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary.  However, no assurance can be given that we will be able to successfully implement our revised disclosure controls and procedures and revised internal control over financial reporting or that our revised disclosure controls and procedures or revised internal control over financial reporting will be effective in remedying all of the identified deficiencies in our disclosure controls and procedures and our internal control over financial reporting or any deficiencies that have not yet been identified.  If we are unable to implement these changes effectively or efficiently, there could be a material adverse effect on our operations or financial results.  Further, our ongoing investigation may uncover additional facts that could result in additional adjustments to our financial statements in future or prior periods.

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

Our senior credit facility requires us to obtain the consent of certain lenders under our senior credit facility before engaging in any acquisition that involves cash consideration in excess of $15.0 million.  Acquisitions in excess of $5.0 million must also be approved by the directors designated by certain of our key stockholders.  The indenture governing our Notes also restricts our ability to consummate acquisitions.

Our acquisitions also involve the potential risk that we fail to assess accurately all of the pre-existing liabilities of the operations acquired, including liabilities of the type described under “—Environmental Contamination—We may have liability for environmental contamination” below.

Our growth strategy also calls for expanding the total capacity and increasing the daily volume limits of a number of our facilities, including our MSW landfill in Seneca Falls, New York, our largest landfill in our Northeast Region, which currently has an estimated remaining operating life, based on current volumes, of more than five years.  Failure to expand capacity could have a material adverse effect on our operations or financial condition.

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

We operate in the following nine states: Texas, Arkansas, Missouri, Oklahoma, Louisiana, New York, New Jersey, Pennsylvania and Maryland.  We estimate that more than 43% of our revenue during 2003 was derived from services provided in Texas and more than 28% of our revenue during 2003 was derived from services provided in New York.  Accordingly, our business and financial results would be harmed by downturns in the economies of Texas or New York and other factors affecting such states, such as state regulations affecting the solid waste management industry and severe weather conditions.  In addition, the costs and time involved in obtaining permits for, and the scarcity of, available landfills in the northeastern United States could make it difficult for us to expand vertically in our Northeast Region.

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

11% of our revenue in 2003 was attributable to our contracts with the City of New York to dispose of residential waste collected by the City in Brooklyn, New York.  These contracts expire on October 31, 2006 and may be renewed by the City for two additional one-year terms.

During 2002, New York City announced changes to update its Solid Waste Management Plan, pursuant to which it plans to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day.  New York City initially intended to implement these changes by retrofitting and repermitting these marine transfer stations by 2008 so that the stations could containerize the City’s residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.  In 2003, New York City determined that this plan was not feasible from a cost standpoint, and decided to seek proposals from the private industry with respect to the transfer and disposal of New York City’s residential waste stream.  Additionally, in February 2004, the State of New Jersey terminated its discussions with the City of New York regarding the building of a marine transfer station for the City’s garbage on a New Jersey waterfront.  Our contracts with the City of New York could be terminated or not renewed or extended upon the expiration of their initial terms if these changes are implemented as presently proposed or for any other reason.  If these contracts are terminated or not renewed or extended and we are not able to replace the revenue from the contracts with other revenue within a reasonable time period, our revenue would decline.

Surety Bonds, Letters of Credit and Insurance—If we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional MSW collection contracts or retain necessary landfill operating permits.

MSW collection contracts, other municipal contracts and landfill closure obligations may require performance or surety bonds, letters of credit or other financial assurance to secure contractual performance or comply with state or local law.  We typically satisfy these requirements by posting bonds and, as of December 31, 2003, we had $78.2 million of such bonds in place.  Alternatively, we may use letters of credit, for which we have an $80.0 million sub-limit available under our senior credit facility.  Closure bonds may become more difficult or costly to obtain in the future.  If we were to draw fully upon our senior credit facility commitments or were unable to obtain performance or surety bonds or additional letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional MSW collection contracts or obtaining or retaining landfill operating permits.  Any future difficulty in obtaining insurance also could impair our ability to secure future contracts that are conditioned upon the contractor having adequate insurance coverage.  Accordingly, our failure to obtain performance or surety bonds, letters of credit or other financial assurances or to maintain adequate insurance coverage could limit our operations or violate state or local requirements.

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

In 1996, the New York City Council enacted Local Law 42, which prohibits the collection, disposal or transfer of commercial and industrial waste without a license issued by the Business Integrity Commission and requires Business Integrity Commission approval of all acquisitions or other business combinations in New York City proposed by all licensees.  See Part I. Item 1. “Business—Regulation—State and Local Regulations—New York.”  The need for review by the Business Integrity Commission could delay our consummation of acquisitions in New York City.  The delay or prevention of our acquisitions could limit our ability to grow our business in New York City.

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

Permits, licenses and approvals to operate or expand non-hazardous solid waste landfills have become increasingly difficult, time consuming and expensive to obtain.  Obtaining permits often takes years as a result of numerous hearings and the time needed to comply with land use, environmental and other regulatory requirements.  Granting of these permits is also often subject to resistance from citizen or other groups.  Our ability to continue to sustain our current vertical integration strategy will depend on our ability to establish new landfills and transfer stations, expand our landfills and transfer stations and increase applicable daily or periodic tonnage allowances.  Our failure to obtain the required permits to establish new landfills and transfer stations or expand the permitted capacity of our existing landfills and transfer stations could hinder our vertical integration and impair our business strategy, particularly in our Northeast Region, where we are currently seeking to expand the more than five year estimated remaining operating life, based on current volumes, of our Seneca Meadows landfill.  More specifically, if we fail to obtain such permits, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, or we may incur closure costs sooner, or accrue them at a higher rate, or suffer asset impairments.  Failure to obtain permits could, therefore, significantly increase our waste disposal expenses and have a material adverse effect on our business, financial condition, results of operation and ability to comply with covenants in our senior credit facility and thereby impair our access to capital.

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

We could be liable to federal or state governments or other parties if hazardous substances contaminate or have contaminated our properties, including soil or water under our properties, or if hazardous substances from our properties contaminate or have contaminated the properties of others.  We could be liable for this type of contamination even if the contamination did not result from our activities or occurred before we owned or operated the properties.  We also could be liable for environmental contamination at properties to which we transported hazardous substances or arranged to have hazardous substances transported, treated or disposed.  Certain environmental laws such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and similar state laws, impose joint and several and strict liability in connection with environmental contamination, which means that we could have to pay all recoverable damages, even if we were only partially responsible or not responsible at all for the injury giving rise to the damages.  While we may seek contribution for these expenses from others, we may not be able to identify who the other responsible parties are and we may not be able to compel them to contribute to these expenses or they may be insolvent or unable to afford to contribute.  If we do incur liability under CERCLA or similar state laws and if we cannot identify other parties who we can compel to contribute to our expenses and who are financially able to do so, it could have a material adverse effect on our business, financial condition and results of operations.  See Part I. Item 1. “Business—Regulation.”

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

Accordingly, we could be subject to legal actions brought by governmental or private parties in connection with environmental contamination.  Any substantial liabilities associated with environmental contamination, whether to federal or state environmental authorities or other parties, could have a material adverse effect on our business, financial condition and results of operations.

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

Because we believe that the cost for environmental liability insurance is high relative to the coverage it would provide, we generally maintain our coverage at statutorily required levels.  Due to the limited nature of our insurance coverage for environmental liability, any substantial liability for environmental damage in excess of our coverage that we may incur could have a material adverse effect on our business, financial condition and results of operations.

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  As of December 31, 2003, we were exposed to cash flow and earnings risk due to changes in interest rates with respect to the entire $29.6 million outstanding balance under the revolving loan portion of our senior credit facility, the entire $200.0 million outstanding balance under the term loan portion of our senior credit facility and $50.0 million of our Notes.  A one percentage point increase in interest rates on our variable rate debt as of December 31, 2003 would decrease our annual pre-tax income by approximately $2.8 million.  Because all of our remaining debt is at fixed rates, changes in market interest rates would not significantly impact our cash flows or results of operations.

In August 2002, we entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25.0 million of our Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin which is based on six month LIBOR and which is readjusted semiannually on June 15 and December 15 of each year.  The applicable floating rate margin was 1.42% and 1.23% as of December 31, 2002 and 2003, respectively.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We operate seven recycling facilities and sell other collected recyclable materials to third parties for processing before resale.  In a few markets, we share the profits from our resale of recycled materials with other parties to our recycling contracts.  At our tire recycling facility, we use the recycled tire chips in the construction of drainage blankets for new disposal cells at our Seneca Falls, New York landfill.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts which pass commodity risk along to the customers, we believe, given historical trends and fluctuations within the recycling commodities market, that a 10% increase in average recycled commodity prices from the prices that were in effect at December 31, 2003 would not have a material impact on our cash flows or pre-tax income.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and the report of independent auditors thereon set forth on pages F-1 through F-34 herein are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, that, with the exceptions described below, our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  With the exceptions described below, there were no changes in our internal control over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In March 2004, we discovered that the manager of a division in our South Region had engaged in misconduct that violated our internal policies resulting in an overstatement of our South Region’s accounts receivable as of December 31, 2003 and an understatement of its expenses during 2003.  This division accounted for approximately 4.5% of our consolidated revenues during 2003.  Based on our internal investigation described below, we believe that such division’s accounts receivable were overstated by approximately $1.6 million and expenses were understated by approximately $833,000 for 2003.  We previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2003 that, during the three months ended September 30, 2003, we increased our bad debt reserve by $250,000 to cover expected write-offs related to this division.  While we initially believed that this increase in bad debt reserve related to an accounts receivable collection issue, we now believe it is related to the subject matter of the investigation described below.

During their audit of our 2003 financial statements, our auditors selected three customer accounts receivable balances at the division in question to be confirmed by our customers.  Based on the responses of these customers to our auditors, we suspected that the applicable accounts receivable balances were possibly overstated.  We immediately commenced an investigation, in consultation with our audit committee, and concluded that, in addition to  the accounts receivable balances for these three customers, many other customer accounts receivable balances at the division were overstated.  Based on the overstated accounts receivable balances, we have taken additional charges in 2003 to our allowance for doubtful accounts receivable of $1.6 million related to this division.

During our investigation we also concluded that expenses in 2003 were understated by $833,000 at this division.  We determined that invoices for numerous vendors for services provided in 2003 were not paid on time, were not accrued into liabilities as of December 31, 2003 and were not expensed in the proper period.

At the beginning of our investigation, we took the appropriate action to control the management of this division.  Our corporate and region management immediately took over direct supervision of this division.  Our investigation is still ongoing and we still have not yet determined our exact course of action with respect to the manager of this division.  We expect that our corporate and region management will remain in direct supervision of this division until our investigation is concluded.

We believe that, based upon our investigation conducted to date, we have identified substantially all of the potential liabilities and expenses related to this incident.  We do not believe that this incident had any significant effect on prior periods.  While we believe that this was an isolated incident, during the first quarter of 2004, we have taken steps to improve our disclosure controls and procedures and internal control over financial reporting, including segregation of the accounting and financial reporting duties from the management duties at this division.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The table below sets forth certain information regarding our directors and executive officers and certain significant employees:

Name	Age	Positions
Jeffrey J. Keenan(1)	47	Chairman of the Board
Charles F. Flood	58	President, Chief Executive Officer and Director
Thomas J. Cowee	47	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Thomas L. Brown	50	Senior Vice President and Chief Operating Officer
Thomas J. Fowler	53	Senior Vice President, General Counsel and Secretary
P. Lawrence McGee	53	Senior Vice President and Chief Development Officer
Edward L. Apuzzi	37	Vice President, Operations-Northeast Region
Stephen T. Moody	35	Vice President, Assistant Secretary and Corporate Controller
Gordon D. Peckham	58	Vice President, Operations-South Region
Charles R. Cummings(2)	67	Director
Daniel M. Dickinson (1)(2)	42	Director
James J. Forese(1)	68	Director
Leslie J. Lieberman	47	Director
Bruce R. McMaken(2)	43	Director
Robert E. Michalik	35	Director

(1)           Member of the compensation committee of our board of directors.

(2)           Member of the audit committee of our board of directors.

Directors

All of the members of our board of directors were elected pursuant to our Second Amended and Restated Stockholders’ Agreement.  See Part III. Item 13. “Certain Relationships and Related Transactions—Second Amended and Restated Stockholders’ Agreement.”

Jeffrey J. Keenan is one of our founders and has been Chairman of our board of directors since 1997 and of our compensation committee since January 2004.  From 1997 to 1999, he was also our Vice President and helped establish our Northeast Region operations.  Mr. Keenan is currently the President of The United Company, a diversified private holding company with operations in energy, real estate, golf course ownership and management, private equity and financial services.  From 1985 to 1997, Mr. Keenan served as a Partner and Managing Director at two private equity funds, AEA Investors, Inc. and Acadia Partners, where he had senior responsibility for sourcing and managing private equity investments.  From 1983 to 1985, Mr. Keenan served as an Associate and Vice President in the Financial Restructuring Group at Lehman Brothers. Mr. Keenan is the Managing Member of IESI Capital LLC, IESI Capital II LLC, IESI Capital III LLC, IESI Capital IV LLC, IESI Capital V LLC and IESI Capital VI LLC (collectively, “IESI Capital”), each of which owns shares of our common and/or preferred stock.  He has served as a member of the board of directors of more than 20 private and public companies.  Mr. Keenan has a B.A., M.B.A. and J.D. from The University of Chicago.

Charles F. Flood is one of our founders and has been our President, Chief Executive Officer and a member of our board of directors since our inception.  From 1989 to 1995, he was employed with Waste Management, as Group President from 1993 to 1995 in the northeastern United States, Regional Vice President from 1991 to 1993 in the south central United States and as Vice President of Operations in Texas from 1989 to 1991.  Mr. Flood was President of Laidlaw Waste Services’ U.S. solid waste operations from 1986 to 1987.  Mr. Flood was President of the North American solid waste operations for GSX Corporation from 1984 to 1986.  Mr. Flood was the Region Vice President of the Southern Region of SCA Services, Inc., from 1976 to 1984.  Mr. Flood has over 35 years of experience in the solid waste management industry.  Mr. Flood has a B.S. in education from the University of Miami.

Charles R. Cummings is one of our founders and has been a member of our board of directors since 1997 and of our audit committee since June 1999.  Mr. Cummings is currently the Chairman and Chief Executive Officer of O.I.I. International Inc., a privately-held company engaged in the design, manufacture and distribution of intraocular refractive lenses.  Mr. Cummings serves as the Chairman or President of several other privately-held companies engaged in equipment rental, production of food flavorings, food services and oil and gas production.  From 1990 to 2002, Mr. Cummings was associated with AEA Investors, Inc., serving as a Managing Director from 1990 to 1994 and as a consultant from 1994 until 2002.  From 1982 to 1990, Mr. Cummings was the President and Chief Executive Officer of four companies: Coke Enterprises, Inc, Global Transportation Services, Inc., Republic Supply Company, and Vision Hardware Group.  Prior to that he was a Partner with Arthur Young & Company.  Mr. Cummings holds a B.B.A. degree in accounting from Texas Tech University.

Daniel M. Dickinson has been a member of our board of directors since May 2001 and our audit committee and compensation committee since January 2004.  Mr. Dickinson has been employed since 2001 by, and is currently a Managing Partner of, Thayer Capital Partners, a private investment firm located in Washington, D.C. consisting of numerous legal entities associated with the management of three private equity investment partnerships.  Prior to Thayer Capital Partners, Mr. Dickinson spent more than fourteen years in mergers & acquisitions, most recently as Co-Head of Global M&A at Merrill Lynch.  His roles at Merrill Lynch also included leading the European M&A Group and, prior to that, the Global Manufacturing and Services M&A effort.  Mr. Dickinson is also a director of Sunburst Technologies and Mistras Holdings.  Mr. Dickinson has a J.D. and M.B.A. from The University of Chicago and a B.S. in Mechanical Engineering and Materials Science, magna cum laude, from Duke University.

James J. Forese has been a member of our board of directors since October 2003.  Mr. Forese joined Thayer Capital Partners in July 2003 and currently serves as an Operating Partner and Chief Operating Officer.  From 1996 to 2003, Mr. Forese worked for IKON Office Solutions, most recently as the Chairman and Chief Executive Officer.  Prior to joining IKON, Mr. Forese spent 36 years with IBM Corporation, most recently as Chairman of IBM Credit Corporation.  In addition, Mr. Forese held numerous other positions during his tenure at IBM Corporation including a senior executive with IBM World Trade Europe/Middle East/Africa and IBM World Trade Americas, President of the Office Products Division, Corporate Vice President and Controller and Corporate Vice President of Finance.  Mr. Forese currently serves on the Board of Directors of American Management Systems, NUI Corporation, Spherion Corporation and Anheuser-Busch Companies, Inc.  Mr. Forese earned a B.E.E. in Electrical Engineering from Rensselaer Polytechnic Institute and an M.B.A. from Massachusetts Institute of Technology (MIT).

Leslie J. Lieberman has been a member of our board of directors since January 2004. In 2000, Mr. Lieberman founded Sterling Partners, LLC, an investment vehicle that focuses primarily on private equity investments. Since 1995, Mr. Lieberman has been the Managing Member of SEI Capital, LLC (“SEI Capital”), which is the general partner of Suez Equity Investors, L.P. (“Suez Equity”), a private equity fund that focuses on investments in middle market companies. From 1992 to 1999, Mr. Lieberman was the Executive Managing Director of Indosuez Capital (which he founded in 1992 with Banque

Indosuez). Prior to 1992, Mr. Lieberman served as a managing director in the mergers and acquisitions departments of Kidder Peabody & Co. Inc. and Drexel Burnham Lambert.  Mr. Lieberman graduated with an M.B.A. from the University of Pennsylvania’s Wharton School and received his B.A. from Franklin and Marshall College where he was elected to Phi Beta Kappa.

Bruce R. McMaken has been a member of our board of directors since 1997.  Mr. McMaken has been employed since 1992 by, and is currently a Senior Vice President and Managing Director of Corporate Finance for, Sanders Morris Harris Inc. (“Sanders Morris Harris”), an investment banking firm.  Mr. McMaken serves as one of the managers of Environmental Opportunities Fund, L.P. (“EOF”), Environmental Opportunities Fund II, L.P. (“EOF2”) and Environmental Opportunities Fund II (Institutional), L.P. (“EOF2(I)”), three private equity funds managed by affiliates of Sanders Morris Harris.  Mr. McMaken is also a director of Knight Trading Group, Inc.  Mr. McMaken has a B.A. from Cornell University.

Robert E. Michalik has been a member of our board of directors since 1998.  He is a Managing Director of Kinderhook Industries, LLC, a private investment firm he help found in 2003.  From 1996 to 2003, Mr. Michalik was a Managing Director of Thayer Capital Partners.  From 1995 to 1996, Mr. Michalik was an associate at UBS Capital Corporation.  Prior to that, Mr. Michalik worked in the mergers and acquisitions department at Morgan Stanley & Company, Inc.  Since forming Kinderhook, Mr. Michalik has led three investments and serves as Chairman of the Board of United Tote Corporation, a leading provider of pari mutual wagering systems and Sheridan Square Acquisition, Inc., the largest independent record company in the United States.  Mr. Michalik also serves on the board of directors of Notification Technologies, Inc., a provider of online communication services primarily targeted to K-12 schools and Raleigh Cycle Ltd., one of the world’s largest bicycle companies.  Mr. Michalik has a B.A. in economics from Yale University and an M.B.A. degree from Harvard Business School.

Executive Officers and Significant Employees

Additional information regarding our executive officers and certain significant employees who are not also directors is provided below.

Thomas J. Cowee has been our Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary since 2000.  From 1997 to 2000, Mr. Cowee was our Chief Financial Officer, Vice President, Treasurer and Secretary.  From 1995 to 1997, Mr. Cowee was Assistant Corporate Controller of USA Waste Services, Inc.  Prior to that, beginning in 1979, Mr. Cowee held various positions with Waste Management: from 1994 to 1995, Mr. Cowee was Division Vice President and Controller of its Texas operations, and from 1993 to 1994, Mr. Cowee was Vice President and Regional Controller of its Pennsylvania Hauling Region—East Group.  Mr. Cowee has over 20 years of financial management experience in the solid waste management industry.  Mr. Cowee has a B.S. in accounting from Ohio State University.

Thomas L. Brown has been our Senior Vice President and Chief Operating Officer since January 2000.  Prior to that, Mr. Brown was our Vice President, Operations—South Region since 1997.  Prior to that, Mr. Brown was employed with Waste Management as Regional President beginning in 1996 and as Division President from 1993 to 1996.  Mr. Brown has over 23 years experience in the solid waste management industry.  Mr. Brown has an A.S. in accounting from Missouri Southern College.

Thomas J. Fowler has been our Senior Vice President, General Counsel and Secretary since January 2003.  From 1994 to February 2003, Mr. Fowler was Vice President and General Counsel of Unity Hunt, Inc.  From 1992 to 1994, Mr. Fowler had his own law practice, and was Corporate Secretary and Legal Counsel for Laidlaw Waste Systems, Inc. from 1987 to 1992.  Mr. Fowler has a J.D. and B.S.

in accounting from St. Mary’s University of San Antonio and a B.A. in biology from the University of Texas.

P. Lawrence McGee has been our Senior Vice President and Chief Development Officer since January 2000.  From 1999 to 2000, Mr. McGee was our Vice President of Development and in 1998, he provided acquisition consulting services to us.  From 1995 to 1998, Mr. McGee was employed with Browning Ferris Industries, Inc. as Vice President and Assistant Corporate Controller.  Prior to that, since 1981, Mr. McGee held various positions with Waste Management and from 1990 to 1995 Mr. McGee was Vice President and Regional Controller of the Texas operations of Waste Management.  Mr. McGee has a B.S. in accounting from the University of Tennessee.

Edward L. Apuzzi has been our Vice President—Northeast Region since October 2003.  From 1998 to 2003, Mr. Apuzzi was Director of Business Development for our Northeast Region.  Prior to that, Mr. Apuzzi was CEO of Vibro, Inc. and a principal of CORE Recycling, both of which we acquired in 1998.  From 1992 to 1995, Mr. Apuzzi practiced law with the law firms of Smith, Stratton, Wise, Heher & Brennan in Princeton, New Jersey and Condon & Forsyth in New York, New York.  Mr. Apuzzi has an A.B. from Princeton University and a J.D. from Fordham University School of Law.

Stephen T. Moody has been our Vice President and Corporate Controller since 2000.  From 1997 to 2000, Mr. Moody was our Corporate Controller.  Prior to that, Mr. Moody worked for five years with Coopers & Lybrand in both litigation services and audit.  Mr. Moody has a B.B.A. in accounting from Texas A&M University.

Gordon D. Peckham has been our Vice President—South Region since January 2000.  From 1999 to 2000, Mr. Peckham was our Vice President—Operations—Southeast Region since 1999.  We divested the operations constituting our former Southeast Region at year-end 1999.  Prior to that, Mr. Peckham spent 24 years in various different managerial capacities with four different waste services companies, including six years as a Division President with Waste Management.

Committees of Our Board of Directors

Our by-laws provide that our board of directors may establish committees to exercise certain powers delegated by our board of directors.  Our board of directors has established an audit committee, the members of which are Messrs. Cummings, Dickinson and McMaken, and a compensation committee, the members of which are Messrs. Dickinson, Forese and Keenan.  Both committees are made up of directors who are not employees of the Company but who may, collectively, be deemed to beneficially own a majority of the shares of our capital stock.  See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management.” The audit committee oversees actions taken by our independent auditors and reviews our internal controls and procedures.  The compensation committee reviews and approves the compensation of our officers and management personnel and administers our 1999 stock option plan, as amended, and annual bonus plans for management employees.

Compensation of Directors

None of the members of our board of directors receives compensation for service on our board of directors or any committee of our board of directors.  Each of our directors is entitled to be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at our board of directors’ meetings or of any committee thereof.

Audit Committee Financial Expert

Our board of directors has determined that Charles R. Cummings, chairman of the audit committee of our board of directors, meets the SEC criteria of an “audit committee financial expert.”  Each of the other members of the audit committee have financial management experience or are financially literate.  In determining whether Mr. Cummings is independent (as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act), we have used the definition of audit committee member independence of the New York Stock Exchange (“NYSE”) which requires that a director satisfy both the general independence requirements of the NYSE and the independence requirements of Rule 10A-3 under the Exchange Act.  Our board of directors has determined that Mr. Cummings satisfies the general independence requirements of the NYSE but may not be deemed to satisfy the additional audit committee independence requirements of Rule 10A-3 because Mr. Cummings currently serves as one of our affiliate’s designees to our board of directors.  Because we are not a “listed issuer,” we are not required to comply with the provisions of Rule 10A-3.

Code of Ethics

We have adopted a code of ethics for certain executive officers including our chief executive officer, chief financial officer and chief accounting officer.  Our code of ethics is publicly available on our website at www.iesi.com.  Any waivers from or amendments to our code of ethics will be posted on our website.

Item 11.  Executive Compensation.

The following table sets forth information about the cash and other compensation paid by us during 2003, 2002 and 2001 to our Chief Executive Officer and our other four most highly compensated executive officers serving at the end of 2003 (collectively, the “named executive officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options/SARs	All Other Compensation(3)

Charles F. Flood	2003	$324,808	$162,500	—	—	$9,484
President and Chief Executive Officer	2002	300,000	90,000	—	55,000(4)	8,338
	2001	290,000	72,500	—	—	4,834

Thomas J. Cowee
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2003	229,846	115,000	—	—	5,681
	2002	210,000	75,000	—	23,000(4)	5,310
	2001	200,000	50,000	—		3,142

Thomas L. Brown	2003	207,938	65,000	—	1,000	6,313
Senior Vice President and Chief Operating Officer	2002	200,000	50,000	—	12,000(4)	4,784
	2001	190,000	47,500	—	—	3,106

P. Lawrence McGee	2003	186,908	100,000	—	3,000	7,339
Senior Vice President and Chief Development Officer	2002	175,000	68,750	—	6,000(4)	2,847
	2001	160,000	40,000	—	—	3,664

Edward L Apuzzi(5) Vice President—Northeast Region
	2003	169,885	75,000	—	500	6,311

(1)   Includes amounts earned during the years presented even if paid in a subsequent year and does not include amounts paid during the years presented which were earned in a prior year.

(2)   For the years presented, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for any of our named executive officers.

(3)   For the years presented, “All Other Compensation” consists of the matching contributions we made under our 401(k) plan, and the life insurance premiums we paid, on behalf of our named executive officers.  During 2003, we made the following matching contributions under our 401(k) plan: Mr. Flood, $6,000; Mr. Cowee, $4,608; Mr. Brown, $4,799; Mr. McGee, $6,000; and Mr. Apuzzi, $6,000.  During the same period, we also paid the following life insurance premiums: Mr. Flood, $3,484; Mr. Cowee, $1,073; Mr. Brown, $1,514; Mr. McGee, $1,339; and Mr. Apuzzi, $311.

(4)   Includes the following options that were granted on August 1, 2002 under the terms of our option exchange program in exchange for options cancelled on December 20, 2001:  Mr. Flood, 50,000; Mr. Cowee, 20,000; Mr. Brown, 6,000; and Mr. McGee, 4,500.

(5)   Mr. Apuzzi’s term as Vice President – Northeast Region commenced in October 2003.

Option Grants in 2003

The following table provides information with respect to stock options granted to our named executive officers during 2003:

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options/SARs Granted(1)	% of Total Options Granted to Employees in 2003	Exercise or Base Price per Share	Expiration Date	5%	10%
Charles F. Flood	—	—	—	—	—	—

Thomas J. Cowee	—	—	—	—	—	—

Thomas L. Brown	1,000	4.4	95.00	6/30/13	N/A	N/A

P. Lawrence McGee	3,000	13.3	95.00	6/30/13	N/A	N/A

Edward L. Apuzzi	500	2.2	95.00	6/30/13	N/A	N/A

(1)   All of the stock options shown are exercisable for shares of our Class A voting common stock, were granted on July 1, 2003 and have a maximum term of ten years, subject to earlier termination in the event of the optionee’s cessation of service with us.  Each of the options will become exercisable on the eighth anniversary of the date of grant, subject to acceleration upon an initial public offering of shares of our common stock or if we experience specific kinds of changes in control.

(2)   There is no established trading market for any class of our equity securities.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

The following table provides information with respect to the unexercised options held by our named executive officers as of the end of 2003:

	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles F. Flood	—	55,000	—	N/A

Thomas J. Cowee	—	23,000	—	N/A

Thomas L. Brown	—	13,000	—	N/A

P. Lawrence McGee	—	9,000	—	N/A

Edward L. Apuzzi	—	2,850	—	N/A

(1)           There is no established trading market for any class of our equity securities.

Employment Contracts

We entered into employment agreements, effective as of January 1, 2004, with each of Mr. Flood and Mr. Cowee.  These agreements expire on December 31, 2006, unless earlier terminated by the executive or us.

Pursuant to his employment agreement, Mr. Flood serves as our President and Chief Executive Officer at a minimum base salary of $350,000 per annum which is subject to annual review and increase in the sole discretion of our board of directors.

Pursuant to his employment agreement, Mr. Cowee serves as our Senior Vice President and Chief Financial Officer at a minimum base salary of $240,000 per annum which is subject to annual review and increase in the sole discretion of our board of directors.

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

If we terminate the executive’s employment for “cause” or the executive terminates his employment without “good reason,” as such terms are defined in the respective employment agreements, the executive will be entitled to receive all salary and benefits accrued up to and including the date of termination.  In addition, we will have the option, exercisable during the 90-day period following such termination, to purchase all of our stock then owned by the executive, exclusive of unexercised options, at fair market value, as determined in good faith by our board of directors.  We will be entitled to pay the purchase price for such stock either in cash or by issuing a promissory note with an interest rate of 10% per annum and the principal payable in no more than three annual installments.  If we terminate the executive’s employment without “cause” or the executive terminates his employment for “good reason,” the executive will be entitled to receive his base salary then in effect and certain benefits for 36 months.  In addition, the executive will have the option, exercisable during the 90-day period following such termination, to require us to purchase all of our stock then owned by him, exclusive of unexercised options, at fair market value, as determined in good faith by our board of directors.  We will be entitled to pay the purchase price for such stock either in cash or by issuing a promissory note with an interest rate of 10% per annum and the principal payable in no more than three equal annual installments.  A representative or executor may also exercise the executive’s put option within 90 days of the executive’s death or permanent disability.

In the event of a “change of control,” as defined in the respective employment agreements, following which the executive terminates his employment other than for “good reason,” the executive will be entitled to receive all salary and benefits accrued up to and including the date of such termination.  In the event of a “change of control” following which we terminate the executive’s employment without “cause,” the executive will be entitled to receive his base salary then in effect, a bonus equal to 33% of his base compensation and certain benefits, each for three years.

In the event of executive’s permanent disability or death, any and all stock options that have been granted to executive by the Company shall be exercisable by executive and/or his successor, assigns, administrators or executors during the ten years (plus any replacement options and or time extensions to the existing options) that said stock option(s) are outstanding.

Messrs. Flood and Cowee are also bound in their employment agreements by non-interference, non-solicitation and non-competition covenants for a period of one year following the termination of their employment (other than a termination without “cause” or for “good reason” in which they are bound for one year after the last payment of base salary).  The geographic scope of these covenants extends to any jurisdiction in North America where competition may arise where our customers have operations, provided that such customers had a relationship with us within 90 days prior to the alleged breach of the covenant.  Each executive is subject to a confidentiality obligation to us for all our confidential information and trade secrets learned during the course of his employment with us.

We entered into employment agreements, effective as of January 1, 2004, with each of Mr. Brown and Mr. McGee.  These agreements expire on December 31, 2005, unless earlier terminated by the executive or us.

Pursuant to his employment agreement, Mr. Brown serves as our Senior Vice President and Chief Operating Office at a minimum base salary of $225,000 per annum which is subject to annual review and increase in the sole discretion of our board of directors.

Pursuant to his employment agreement, Mr. McGee serves as our Senior Vice President and Chief Development Officer at a minimum base salary of $205,000 per annum which is subject to annual review and increase in the sole discretion of our board of directors.

Under each of these employment agreements, the executive may receive, in the sole discretion of our board of directors, an annual performance-based bonus of up to 100% of his salary in any given year in accordance with the bonus plan in effect at such time.  Each executive is entitled to receive all benefits made available to our executives generally, a monthly car allowance of $700 and reimbursement of reasonably documented expenses incurred in the performance of the executive’s duties.  Each of Messrs. Brown and McGee is entitled to three weeks of paid vacation time per year.

If we terminate the executive’s employment for “cause” or the executive terminates his employment without “good reason,” as such terms are defined in the respective employment agreements, the executive will be entitled to receive all salary and benefits accrued up to and including the date of termination.  In addition, we will have the option, exercisable during the 90-day period following such termination, to purchase all of the shares of our capital stock then owned by the executive, exclusive of unexercised options, at fair market value, as determined in good faith by our board of directors.  We will be entitled to pay the purchase price for such stock either in cash or by issuing a promissory note with an interest rate of 10% per annum and the principal payable in no more than three annual installments.  If we terminate the executive’s employment without “cause” or the executive terminates his employment for “good reason,” the executive will be entitled to receive his base salary then in effect and certain benefits for 24 months following such termination.  In addition, the executive will have the option, exercisable during the 90-day period following such termination, to require us to purchase all of the shares of our capital stock then owned by him, exclusive of unexercised options, at fair market value, as determined in good faith by our board of directors.  We will be entitled to pay the purchase price for such stock either in cash or by issuing a promissory note with an interest rate of 10% per annum and the principal payable in no more than three equal annual installments.  A representative or executor may also exercise the executive’s put option within 90 days of the executive’s death or permanent disability.

In the event of a “change of control,” as defined in the respective employment agreements, following which the executive terminates his employment other than for “good reason,” the executive will be entitled to receive all salary and benefits accrued up to and including the date of such termination.  In the event of a “change of control” following which we terminate the executive’s employment without

“cause,” the executive will be entitled to receive his base salary then in effect, a bonus equal to 33% of his base compensation and certain benefits for two years following such termination.

In the event of the executive’s permanent disability or death, any and all stock options that have been granted to the executive will be exercisable by the executive and/or his successor, assigns, administrators or executors during the ten years (plus any replacement options and or time extensions to the existing options) that such stock option(s) are outstanding.

Messrs. Brown and McGee are bound in their employment agreements by non-interference, non-solicitation and non-competition covenants for a period of one year following the termination of their employment (other than a termination without “cause” or for “good reason,” in which case they are bound for one year after the last payment of base salary).  The geographic scope of these covenants extends to any jurisdiction in North America where competition may arise where our customers have operations, provided that such customers had a relationship with us within 90 days prior to the alleged breach of the covenant.  Each executive is subject to a confidentiality obligation to us for all our confidential information and trade secrets learned during the course of his employment with us.

We entered into an employment agreement, effective as of July 1, 2003, with Mr. Apuzzi.  The agreement expires on December 31, 2005, unless earlier terminated by the executive or us.

Pursuant to his employment agreement, Mr. Apuzzi serves as our Vice President, Operation – Northeast Region at a minimum base salary of $187,500 per annum which is subject to annual review and increase in the sole discretion of our board of directors.

Under the employment agreement, Mr. Apuzzi may receive, in the sole discretion of our Chief Executive Officer, in consultation with our board of directors, an annual performance-based bonus of up to 25% of his salary in any given year in accordance with the bonus plan in effect at such time.  Mr. Apuzzi is entitled to receive all benefits made available to our executives generally, a monthly car allowance of $800 and reimbursement of reasonably documented expenses incurred in the performance of the executive’s duties.  Mr. Apuzzi is entitled to three weeks of paid vacation time per year.

If we terminate Mr. Apuzzi’s employment for “cause” or Mr. Apuzzi terminates his employment without “good reason,” as such terms are defined in Mr. Apuzzi’s employment agreement, Mr. Apuzzi will be entitled to receive all salary, benefits accrued up to and including the date of termination and reimbursement of all outstanding expenses.  If we terminate Mr. Apuzzi’s employment without “cause” or Mr. Apuzzi terminates his employment for “good reason,” Mr. Apuzzi will be entitled to receive his base salary then in effect and certain benefits for the remainder of the term of his employment agreement.

Mr. Apuzzi is bound in his employment agreement by non-interference, non-solicitation and non-competition covenants for a period of six months following the termination of his employment.  The type of business and geographic scope of these covenants extends to any non-hazardous waste disposal business within 50 miles of New York City where our customers have operations, provided that such customers had a relationship with us within 90 days prior to the alleged breach of the covenant.  Mr. Apuzzi is subject to a confidentiality obligation to us for all our confidential information and trade secrets learned during the course of his employment with us.

Mr. Apuzzi and Joseph LoVerde, each an employee of our wholly-owned subsidiary, IESI NJ Corporation, have a joint right of first option to purchase the following businesses in the event IESI NJ Corporation decides to sell, or receives an offer to purchase, any such business: the New York City Hauling Company, located in the Bronx, New York; the Varick Street C&D Transfer Station located in Brooklyn, New York; and Jersey City Recycling located in Jersey City, New Jersey.  In the event that Mr.

Apuzzi exercises the joint right of first option, then the remaining term of his employment agreement shall expire on the date of such exercise.

Amended 1999 Stock Option Plan

In January 1999, we adopted our 1999 stock option plan which permits us to make grants of non-qualified stock options exercisable for shares of our Class A voting common stock to certain of our key employees, consultants, advisors and directors.  The plan authorizes the issuance of options to acquire up to 200,000 shares of our Class A voting common stock.  In January 2003, our board of directors approved an amendment to our 1999 stock option plan increasing the number of authorized shares thereunder by 50,000 to a total of 250,000 shares.  This amendment was approved in March 2003 by the holders of a majority of the outstanding shares of our Class A voting common stock and preferred stock approved this amendment.  In January 2004, our board of directors and the holders of a majority of the outstanding shares of our Class A voting common stock and preferred stock approved an amendment to our 1999 stock option plan further increasing the number of authorized shares thereunder by 150,000 to a total of 400,000 shares.  We may not grant to any individual optionee an option or options to purchase, in the aggregate, more than 100,000 shares of our Class A voting common stock.  The compensation committee of our board of directors administers the plan.  Subject to the provisions of the plan, the compensation committee may (a) select those employees and individuals to be granted options, (b) determine the size, type and terms of options granted, (c) accelerate the exercisability of options and (d) generally administer and interpret the plan.  The exercise price per share for an option when granted is to be determined by the compensation committee of our board of directors and may be equal to or greater than the then fair market value per share of our Class A voting common stock.  Until such time as our stock is publicly traded, our compensation committee in its discretion will determine the fair market value of our Class A voting common stock.

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

401(k) Plan

We maintain a 401(k) Savings Plan, a plan established pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code, for the benefit of our non-union employees.  All of our non-union employees are eligible to participate on the first day of the month following their employment.  Subject to various limits, eligible employees may defer up to 25% of their annual cash compensation on a pre-tax basis.  We have the discretion to match a percentage of a participating employee’s pre-tax deferrals up to 6% of the employee’s annual cash compensation.  Historically, the percentage for this discretionary match has been 50%.  Participating employees fully vest with respect to our matching contributions after three years of service with us.

Annual Bonus Plans

The compensation committee of our board of directors annually adopts a new bonus plan for our management employees.  Under the plans, bonuses for corporate management are based on our annual consolidated EBIT and free cash flow and bonuses for our regional, district and division management and employees are based on the EBIT and free cash flow for their respective regions, districts or divisions.

Each of our executive officers is eligible for a base bonus equal to 33% of his base salary.  Fifty percent of the base bonus is contingent upon achieving budgeted EBIT and the other fifty percent is contingent upon achieving budgeted free cash flow, in each case, on a consolidated basis or for the applicable region (in the case of region Vice Presidents).  If we exceed either or both of our budgeted (or region-budgeted in the case of our region Vice Presidents) annual EBIT or free cash flow, each of our executive officers will be eligible for an additional bonus of up to 75% of his base salary.  If we do not attain either or both of our budgeted (or region-budgeted in the case of our region Vice Presidents) annual EBIT or free cash flow, bonuses for each are discretionary and subject to approval of the compensation committee of our board of directors.

Compensation Committee Interlocks and Insider Participation

During 2003, the members of the compensation committee of our board of directors were Thiery de Vergnes, Bruce R. McMaken and Robert G. Michalik.  In January 2004, Messrs. de Vergnes, McMaken and Michalik resigned from, and Messrs. Keenan, Forese and Dickinson were appointed to, the compensation committee.

Mr. McMaken is one of the managers of EOF, EOF2 and EOF2(I) and is also a member of the investment committees of Environmental Opportunities Management Company, L.L.C. (“EOM”), the general partner of EOF, and Fund II Mgt. Co., LLC (“FMII”), the general partner of EOF2 and EOF2(I).  Mr. McMaken is a Senior Vice President and Managing Director of Corporate Finance for Sanders Morris Harris, the controlling member of EOM, FMII and SOF Management LLC (“SOF Management”), which is the controlling member of Sanders Opportunity Fund, L.P. (“SOF”) and Sanders Opportunity Fund (Institutional), L.P. (“SOF(I)”).  Each of EOF, EOF2, EOF2(I), SOF and SOF(I) has entered into certain agreements with us as described under Item 13. “Certain Relationships and Related Transactions” and owns shares of our capital stock.  See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Until June 30, 2003, Mr. Michalik was a Managing Director of TC Equity Partners IV, L.L.C. (“TC Equity IV”), the general partner of Thayer Equity Investors IV, L.P. (“Thayer Equity IV”), which is the managing member of TC Carting III, L.L.C. (“TC Carting III”), and was also a Managing Director of TC Management Partners IV, L.L.C. (“TC Management IV”), the managing member of TC Co-Investors IV, LLC (“TC Co-Investors IV”), which is the managing member of TC Carting II, L.L.C. (“TC Carting

II”).  Until June 30, 2003, Mr. Michalik was also a Managing Director of TC Equity Partners, L.L.C. (“TC Equity”), the general partner of Thayer Equity Investors III, L.P. (“Thayer Equity III”), which is the managing member of TC Carting, L.L.C. (“TC Carting”).  Each of Thayer Equity IV, TC Carting, TC Carting II and TC Carting III has entered into certain agreements with us as described under Item 13. “Certain Relationships and Related Transactions” and owns shares of our capital stock.  See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Mr. de Vergnes is a member of SEI Capital, the general partner of Suez Equity.  Mr. de Vergnes is also a partner of SEI Associates.  Each of Suez Equity and SEI Associates has entered into certain agreements with us as described under Item 13.  “Certain Relationships and Related Transactions” and owns shares of our capital stock.  See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 15, 2004, the following shares of our capital stock were issued and outstanding:  142,000 shares of our Class A voting common Stock, 112,980.18 of our Class B non-voting common stock, 32,000 shares of our Series A convertible preferred stock, 20,100 shares of our Series B convertible preferred stock, 55,000 shares of our Series C convertible preferred stock, 55,000 shares of our Series D convertible preferred stock and 49,660 shares of our Series E convertible preferred stock.

Subject to applicable law, holders of shares of our Class B non-voting common stock are entitled at any time to convert each share of our Class B non-voting common stock into one share of our Class A voting common stock, subject to adjustment.  Holders of shares of our preferred stock are entitled at any time to convert all or any portion of their shares of preferred stock into shares of our Class A voting common stock or, if required by applicable law, our Class B non-voting common stock, at the conversion rates set forth in our Fifth Amended and Restated Certificate of Incorporation.  See note 1 to the beneficial ownership table below.

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

•              Series A convertible preferred stock: TC Carting, 50.0%; IESI Capital II LLC, 13.7%; Suez, 12.5%; EOF and its affiliates, EOF2 and EOF2(I), an aggregate of 12.5%; BancBoston, 5.0%; and Sowell Construction, 6.3%;

•              Series B convertible preferred stock: TC Carting, 69.7%; IESI Capital III LLC, 6.0%; Suez, 10.0%; EOF2 and its affiliate, EOF2(I), an aggregate of 11.9%; and BancBoston, 2.0%;

•              Series C convertible preferred stock: Thayer Equity IV, 75.9%; IESI Capital IV LLC, 12.3%; and Suez, 11.8%;

•              Series D convertible preferred stock: Thayer Equity IV and its affiliate, TC Carting II, an aggregate of 72.7%; IESI Capital V LLC, 11.8%; Indosuez Capital Partners 2001, L.P. (“Indosuez”), 11.8%; and EOF2 and its affiliate, EOF2(I), an aggregate of 3.6%; and

•              Series E convertible preferred stock:  TC Carting III, 80.5%; IESI Capital VI LLC, 15.4%; and SOF and its affiliate, SOF(I), an aggregate of 2.0%.

Our stockholders include certain investment funds and their affiliates.  As of March 15, 2004, these stockholders had the interests in shares of our Class A voting common stock set forth in the table below, assuming conversion of all shares of our Class B non-voting common stock and all shares of all series of our preferred stock into shares of our Class A voting common stock.  In addition, certain members of our management hold, in addition to their direct investments in us, interests in one or more of the IESI Capital entities.

Investment Fund	Percent of Total Voting Shares
Thayer Capital Funds	63.5
IESI Capital	14.4
Suez	6.6
Sanders Morris Harris Funds	6.0
Indosuez	3.5
BancBoston Investments	1.7

The following table sets forth certain information as of March 15, 2004 regarding the beneficial ownership of our capital stock by:

•              each person known to us to be the beneficial owner of more than 5% of the outstanding shares of any class of our voting securities;

•              each of our directors;

•              each of our executive officers named in the Summary Compensation Table; and

•              all of our directors and executive officers as a group.

We believe that each individual or entity named has sole investment and voting power with respect to the capital stock indicated as beneficially owned by them, except as otherwise noted.  Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o IESI Corporation, 2301 Eagle Parkway, Suite 200, Fort Worth, Texas 76117.

Name	Class A Voting Common Stock(1)	Percent of Class	Series A Convertible Preferred Stock	Percent of Class	Series B Convertible Preferred Stock	Percent of Class	Series C Convertible Preferred Stock	Percent of Class	Series D Convertible Preferred Stock	Percent of Class	Series E Convertible Preferred Stock	Percent of Class	Percent of Total Voting Shares(2)

Thayer Equity Investors IV, L.P.
TC Carting, L.L.C.
TC Carting II, L.L.C.
TC Carting III, L.L.C.
c/o Thayer Equity Investors IV, L.P. 1455 Pennsylvania Avenue, N.W., Suite 350 Washington, D.C. 20004(3)(19)	1,478,473	91.2%	16,000	50.0%	14,000	69.7%	41,750	75.9%	40,000	72.7%	40,000	80.5%	63.5%
IESI Capital LLC
IESI Capital II LLC
IESI Capital III LLC
IESI Capital IV LLC
IESI Capital V LLC
IESI Capital VI LLC
c/o IESI Capital LLC 11201 Brookwood Street Leawood, Kansas 66211(4)(19)	334,273	83.5%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	7,600	15.4%	14.4%
Suez Equity Investors, L.P.
Suez Associates
c/o Suez Equity Investors, L.P., 712 Fifth Avenue, 24th Floor, New York, New York 10019(5)(19)	153,355	51.9%	4,000	12.5%	2,000	10.0%	6,500	11.8%	—	—	—	—	6.6%
Environmental Opportunities Fund, L.P.
Environmental Opportunities Fund II, L.P.
Environmental Opportunities Fund II (Institutional), L.P.
Sanders Opportunity Fund, L.P.
Sanders Opportunity Fund (Institutional), L.P.
c/o Sanders Morris Harris 3100 Chase Tower 600 Travis Street, Suite 3100, Houston, Texas 77002(6)(19)	140,000	58.1%	4,000	12.5%	2,400	11.9%	—	—	2,000	3.6%	1,000	2.0%	6.0%
Indosuez Capital Partners 2001, L.P.(7)(19)	81,250	36.4%	—	—	—	—	—	—	6,500	11.8%	—	—	3.5%
BancBoston Investments Inc.(8)(19)	40,000	24.7%	1,600	5.0%	400	2.0%	—	—	—	—	—	—	1.7%
Jim Sowell Construction Co., Inc.(9)(19)	35,500	21.5%	2,000	6.3%	—	—	—	—	—	—	—	—	1.5%

Name	Class A Voting Common Stock(1)	Percent of Class	Series A Convertible Preferred Stock	Percent of Class	Series B Convertible Preferred Stock	Percent of Class	Series C Convertible Preferred Stock	Percent of Class	Series D Convertible Preferred Stock	Percent of Class	Series E Convertible Preferred Stock	Percent of Class	Percent of Total Voting Shares(2)

Jeffrey J. Keenan(4)	334,273	83.5%	4,400	13.8%	1,200	6.0%	6,750	12.3%	6,500	11.8%	7,600	15.4%	14.4%
Charles F. Flood(10)(19)	5,050	3.5%	—	—	100	*	—	—	—	—	—	—	*
Charles R. Cummings(11)(19)	3,000	2.1%	—	—	—	—	—	—	—	—	—	—	*
Daniel M. Dickinson(12)	1,178,473	89.2%	—	—	—	—	41,750	75.9%	40,000	72.7%	40,000	80.5%	50.6%
James J. Forese	—	—	—	—	—	—	—	—	—	—	—	—	—
Leslie J. Lieberman(5)	153,355	51.9%	4,000	12.5%	2,000	10.0%	6,500	11.8%	—	—	—	—	6.6%
Bruce R. McMaken(13)	130,000	56.3%	4,000	12.5%	2,400	11.9%	—	—	2,000	3.6%	—	—	5.6%
Robert E. Michalik	—	—	—	—	—	—	—	—	—	—	—	—	—
Thomas J. Cowee(14)	—	—	—	—	—	—	—	—	—	—	—	—	—
Thomas L. Brown(15)	—	—	—	—	—	—	—	—	—	—	—	—	—
P. Lawrence McGee(16)	—	—	—	—	—	—	—	—	—	—	—	—	—
Edward L. Apuzzi(17)(19)	1,000	*	—	—	—	—	—	—	—	—	—	—	*
All directors and executive officers as a group (15 persons)(18)	1,805,151	99.0%	12,400	38.8%	5,700	28.4%	55,000	100%	48,500	88.2%	47,660	96.0%	77.6%

*              Less than 1%

(1)           In accordance with Rule 13d-3 under the Exchange Act, for purposes of this table, a person is deemed to be the beneficial owner of any shares of capital stock if such person has or shares voting power or investment power with respect to such shares, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table.  Any shares of capital stock not outstanding which are subject to any such right to acquire beneficial ownership within 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

All shares of our Class B non-voting common stock (subject to applicable law) and all series of our preferred stock are convertible at any time, at the option of the holder thereof, into shares of our Class A voting common stock (or, if required by applicable law, Class B non voting common stock).  Accordingly, for purposes of determining the number of shares of Class A voting common stock held by a person, the information in the table assumes the conversion by such person of:

•              shares of our Class B non-voting common stock into shares of our Class A voting common stock on a 1 for 1 basis;

•              shares of our Series A convertible preferred stock and Series B convertible preferred stock into shares of our Class A voting common stock on a 1 for 10 basis;

•              shares of our Series C convertible preferred stock into shares of our Class A voting common stock on a 1 for 6.67 basis;

•              shares of our Series D convertible preferred stock into shares of our Class A voting common stock on a 1 for 12.5 basis; and

•              shares of our Series E convertible preferred stock into shares of our Class A voting common stock on a 1 for 10 basis.

(2)           Assumes the conversion of all shares of our Class B non-voting common stock and preferred stock into shares of our Class A voting common stock on the basis described in note 1 above.

(3)           TC Carting, TC Carting II, TC Carting III and Thayer Equity IV may be deemed to be affiliated with one another.  See Part III. Item 13. “Certain Relationships and Related Transactions.”  Includes (a) 16,000 shares of our Series A convertible preferred stock and 14,000 shares of our Series B convertible preferred stock owned by TC Carting, (b) 41,750 shares of our Series C convertible preferred stock and 39,967.677 shares of our Series D convertible preferred stock owned by Thayer Equity IV, (c) 32.323 shares of our Series D convertible preferred stock owned by TC Carting II, and (d) 40,000 shares of our Series E convertible preferred stock owned by TC Carting III.  Messrs. Daniel M. Dickinson, Frederick V. Malek, Scott Rued and Jeffrey W. Goettman, Managing Partners of TC Equity IV, the general partner of Thayer Equity IV, which is the managing member of TC Carting III, may also be deemed to be the beneficial owners of the shares owned by Thayer Equity IV and TC Carting III.  Messrs. Malek and Carl Rickertsen and Dr. Paul G. Stern, the managing members of TC Equity, the general partner of Thayer Equity III, which is the managing member of TC Carting, may also be deemed to be the beneficial owners of the shares owned by TC Carting.  Messrs. Dickinson, Malek, Goettman and Rued, managing partners of TC Management IV, the managing member of TC Co-Investors, which is the managing member of TC Carting II, may also be deemed to be the beneficial owners of the shares owned by TC Carting II.  Each of Messrs. Dickinson, Malek, Rued, Goettman and Rickertsen and Dr. Stern disclaims such beneficial ownership.

(4)           The IESI Capital entities may be deemed to be affiliated with one another.  See Part III. Item 13. “Certain Relationships and Related Transactions.”  Includes (a) 76,000 shares of our Class A voting common stock owned by IESI Capital LLC, (b) 4,400 shares of our Series A convertible preferred stock owned by IESI Capital II LLC, (c) 1,200 shares of our Series B convertible preferred stock owned by IESI Capital III LLC, (d) 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC, (e) 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC and (f) 7,660 shares of our Series E convertible preferred stock owned by IESI Capital VI LLC.  Mr. Keenan, the managing member of the IESI Capital entities is a beneficial owner of the shares owned by IESI Capital.

(5)           Suez Equity and Suez Associates may be deemed to be affiliated with each other.  Includes (a) 45,930 shares of our Class B non-voting common stock, 3,674.4 shares of our Series A convertible preferred stock, 1,837.2 shares of our Series B convertible preferred stock and 6,274.15 shares of our Series C convertible preferred stock owned by Suez Equity and (b) 4,070 shares of our Class B non-voting common stock, 325.6 shares of our Series A convertible preferred stock, 162.80 shares of our Series B convertible preferred stock and 225.85 shares of our Series C convertible preferred stock owned by SEI Associates.  Mr. Lieberman, the managing member of SEI Capital, the general partner of Suez Equity, and the managing partner of SEI Associates, may be deemed to be the beneficial owner of the shares owned by Suez Equity and SEI Associates.  See Part III. Item 13. “Certain Relationships and Related Transactions.”  Mr. Lieberman disclaims such beneficial ownership.

(6)           EOF, EOF2, EOF2, EOF2(I), SOF and SOF(I) may be deemed to be affiliated with one another.  See Part III. Item 13. “Certain Relationships and Related Transactions.”  Includes (a) 41,000 shares of our Class A voting common stock and 1,600 shares of our Series A convertible preferred stock owned by EOF, (b) 1,875 shares of our Series A convertible preferred stock, 1,887 shares of our Series B convertible preferred stock and 1,570 shares of our Series D convertible preferred stock owned by EOF2(I), (c) 525 shares of our Series A convertible preferred stock, 513 shares of our Series B convertible preferred stock and 430 shares of our Series D convertible preferred stock owned by EOF2, (d) 753 shares of our Series E convertible preferred stock owned by SOF(I) and (e) 247 shares of our Series E convertible preferred stock owned by SOF.  Sanders Morris Harris, the controlling member of EOM (which is the general partner of EOF), FMII (which is the general partner of EOF2 and EOF2(I)) and SOF Management (which is the general partner of SOF and SOF(I)) may be deemed to be the beneficial owner of the shares held by EOF, EOF2, EOF2(I), SOF and

SOF(I).  See Part III. Item 13. “Certain Relationships and Related Transactions.”   Messrs. Bruce McMaken and Kenneth Ch’uan-K’ai Leung, members of the investment committee of EOM, may also be deemed to be the beneficial owners of the shares owned by EOF.  Messrs. Bruce Cummings, McMaken and Ch’uan-K’ai Leung, members of the investment committee of FMII, may also be deemed to be the beneficial owners of the shares owned by EOF2 and EOF2(I).  Each of Messrs. McMaken, Ch’uan-K’ai Leung and Cummings disclaims such beneficial ownership.

(7)           The general partner of Indosuez Capital Partners 2001, L.P. is Indosuez CM II, Inc., a wholly-owned subsidiary of Indosuez North America Holdings, Inc., which, in turn, is a wholly-owned subsidiary of Credit Agricole Indosuez, a French socíete anonyme, which, in turn, is a wholly-owned subsidiary of Credit Agricole SA, a French socíete anonyme whose securities are listed on the Paris Stock Exchange.  The address for Indosuez Capital Partners 2001, L.P. is 666 Third Avenue, 9th Floor, New York, New York 10017.

(8)           The address for such beneficial owner is c/o Fleet National Bank, 100 Federal Street, MA DE 10008H, Boston, Massachusetts, 02110.

(9)           Includes (a) 12,000 shares of our Class A voting common stock, (b) 2,000 shares of our Series A convertible preferred stock and (c) a warrant to purchase 3,500 shares of our Class A voting common stock.  Mr. James E. Sowell may be deemed to be the beneficial owner of the shares owned by Sowell Construction.  The address for such beneficial owners is 1601 Elm Street, Suite 300, Dallas, Texas, 75201.

(10)         Includes (a) 4,050 shares of our Class A Voting common stock and (b) 100 shares of our Series B convertible preferred stock.  Does not include (i) any portion of the 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC of which Mr. Flood owns a 4.4% membership interest, (ii) any portion of the 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC of which Mr. Flood owns a 3.8% membership interest or (iii) any portion of the 7,660 shares of Series E convertible preferred stock owned by IESI Capital VI LLC of which Mr. Flood owns a 1.3% membership interest.

(11)         Does not include any portion of the 7,660 shares of our Series E convertible preferred stock owned by IESI Capital VI LLC of which Mr. Cummings owns a 1.3% membership interest.

(12)         Includes (a) 41,750 shares of our Series C convertible preferred stock, (b) 40,000 shares of our Series D convertible preferred stock, and (c) 40,000 shares of our Series E convertible preferred stock owned by Thayer Equity IV, TC Carting II and TC Carting III.  See note 3 above.  Mr. Dickinson may be deemed to be the beneficial owner of the shares owned by Thayer Equity IV, TC Carting II and TC Carting III.  See Part III. Item 13. “Certain Relationships and Related Transactions.”  Mr. Dickinson disclaims such beneficial ownership.  The address for Mr. Dickinson is c/o Thayer Equity Investors IV, L.P., 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(13)         Includes (a) 41,000 shares of our Class A voting common stock, (b) 4,000 shares of our  and 1,600 shares of our Series A convertible preferred stock, (c) 2,400 shares of our Series B convertible preferred stock and (d) 2,000 shares of our Series D convertible preferred stock owned by EOF, EOF2 and EOF(I).  See note 6 above.  Mr. McMaken may be deemed to be the beneficial owner of the shares owned by EOF, EOF2 and EOF2(I).  See Part III. Item 13. “Certain Relationships and Related Transactions.”  Mr. McMaken disclaims such beneficial ownership.  The address for Mr. McMaken is  c/o Sanders Morris Harris, 3100 Chase Tower, 600 Travis Street, Suite 3100, Houston, Texas, 77002.

(14)         Does not include (a) any portion of the 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC of which Mr. Cowee owns a 0.4% membership interest or (b) any portion of the 7,660 shares of Series E convertible preferred stock owned by IESI Capital VI LLC of which Mr. Cowee owns a 0.3% membership interest.

(15)         Does not include (a) any portion of the 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC of which Mr. Brown owns a 1.5% membership interest or (b) any portion of the 6,500 shares of our Series D convertible preferred stock owned by IESI Capital V LLC of which Mr. Brown owns a 0.3% membership interest.

(16)         Does not include (a) any portion of the 6,750 shares of our Series C convertible preferred stock owned by IESI Capital IV LLC of which Mr. McGee owns a 1.1% membership interest or (b) any portion of the 7,660 shares of Series E convertible preferred stock owned by IESI Capital VI LLC of which Mr. McGee owns a 1.0% membership interest.

(17)         Includes 1,000 shares of our Class B non-voting common stock.  Does not include any portion of the 7,660 shares of our Series E convertible preferred stock owned by IESI Capital VI LLC of which Mr. Apuzzi owns a 0.1% membership interest.

(18)         Consists of shares held by members of management and certain stockholders that may be deemed to be beneficially owned by certain members of our board of directors.  Certain of such members of our board of directors disclaim such beneficial ownership.

(19)         As a result of our Second Amended and Restated Stockholders’ Agreement described in Part III. Item 13.  “Certain Relationships and Related Transactions—Second Amended and Restated Stockholders’ Agreement,” TC Carting, TC Carting II, TC Carting III, Thayer Equity IV, the IESI Capital entities, Suez Equity, SEI Associates, EOF, EOF2, EOF2(I), SOF, SOF(I), IndoSuez, Sowell Construction, BancBoston, Charles R. Cummings, Charles F. Flood and Edward L. Appuzi, among others, may be deemed to constitute a “group” for purposes of Section 13(d) of the Exchange Act and, accordingly, each of these shareholders may be deemed to share voting or dispositive power with respect to the shares held by the other parties.  Each of the foregoing disclaims any beneficial ownership of the shares of capital stock held by the others.

Equity Compensation Plan Information

The following table summarizes information about securities authorized for issuance under our equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	208,661.7	$82.77	41,338.3

Equity compensation plans not approved by security holders	750.0 (1)	$100.00	—

Total	209,411.7	$82.83	41,338.3

(1)           Represents shares issuable upon exercise of an outstanding, fully vested warrant issued in 1998 as consideration for services rendered to us.  The warrant has an exercise price of $100.00 and expires on December 31, 2006.

Item 13.  Certain Relationships and Related Transactions.

Mr. Keenan, the Chairman of our board of directors and of the compensation committee of our board of directors, is a managing member of IESI Capital VI LLC, as well as the other IESI Capital entities.  Mr. Keenan also owns a membership interest in each of these entities.  IESI Capital VI LLC purchased shares of our Series E convertible preferred stock pursuant to the stock purchase agreement described below and the other IESI Capital entities own shares of our capital stock.  See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

In April 2003, we purchased an airplane from Mr. Keenan for an aggregate purchase price of $1.2 million, representing the airplane’s fair value as determined by two independent appraisals.  During 2002, we paid Mr. Keenan $1.0 million as an advance towards the purchase price and in April 2003 we paid him the remaining balance of $150,000.

Mr. Dickinson, a member of our board of directors as well as the audit and compensation committees of our board of directors, is a Managing Partner of, and Mr. Michalik, also a member of our board of directors, was until June 30, 2003 a Managing Director of, TC Equity IV, the general partner of Thayer Equity IV, which owns shares of our capital stock and which is the managing member of TC Carting III, which also owns shares of our capital stock.  In addition, Mr. Dickinson is a Managing Partner of TC Management IV, the managing member of TC Co-Investors IV, which is the managing member of TC Carting II, which owns shares of our capital stock.  Until June 30, 2003, Mr. Michalik was a Managing Director of TC Equity, the general partner of Thayer Equity III, which is the managing member of TC Carting, which owns shares of our capital stock.  Mr. Forese is the Chief Operating Officer and Operating Partner of Management Employment, LLC, a subcontractor of TC Management IV, and managing agent of Thayer Equity IV.

Mr. McMaken, a member of our board of directors as well as the audit and compensation committees of our board of directors, is one of the managers of EOF, EOF2 and EOF2(I) and is also a member of the investment committees of EOM, the general partner of EOF, and FMII, the general partner of EOF2 and EOF2(I).  In addition, Mr. McMaken serves as an officer of Sanders Morris Harris, the controlling member of EOM and FMII.  EOF, EOF2 and EOF2(I) own shares of our capital stock.  See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management.”  Don A. Sanders is a member of SOF Management, the general partner of SOF and SOF(I).  Mr. Sanders, SOF and SOF(I) purchased shares of our Series E convertible preferred stock pursuant to the stock purchase agreement described below.  Mr. Sanders is an officer of Sanders Morris Harris and a member of the board of directors of its parent, Sanders Morris Harris Group, Inc.

Mr. Lieberman, a member of our board of directors, is the managing member of SEI Capital, the general partner of Suez Equity, and the managing partner of SEI Associates.  Suez Equity and SEI Associates own shares of our capital stock.  See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Mr. de Vergnes, who was a member of our board of directors and compensation committee until October 10, 2003, is also a member of SEI Capital and a partner of SEI Associates.

During 2003, we paid to Fleet, the administrative agent under our senior credit facility, an aggregate amount of $5,515,873 in fees and expenses.  Fleet is an affiliate of BancBoston, which owns shares of our capital stock.  See Part III. Item 12. “Securities Ownership of Certain Beneficial Owners and Management.”

During 2003, we paid two companies affiliated with two of our employees approximately $760,000 for temporary labor services and $116,000 for maintenance related services, respectively.  One of these employees is the manager of a division in our South Region who is the subject of our ongoing investigation described in Part II. Item 9A. “Controls and Procedures.”

Stock Purchase Agreement

Pursuant to a stock purchase agreement, dated as of October 10, 2003, on October 10, November 20, and December 30, 2003, we issued an aggregate of 49,660 shares of our Series E convertible preferred stock for an aggregate purchase price of $49.7 million, as follows:  40,000 shares to TC Carting III, 7,660 shares to IESI Capital VI LLC, 1,000 shares to Don A. Sanders, 247 shares to SOF(I) and 753 shares to SOF.  Shares of our Series E convertible preferred stock are convertible into shares of our Class A voting common stock or Class B non-voting common stock.  See Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security — Recent Sales of Unregistered Issuances of Securities.”  Each purchaser received a closing fee equal to 3% of the aggregate purchase price of the shares of our Series E convertible stock purchased by such purchaser.  In addition, in connection with these investments, the purchasers entered into our Second Amended and Restated Stockholders’ Agreement and our Amended and Restated Subordinate Registration Rights Agreement.  See “—Second Amended and Restated Stockholders’ Agreement” and “— Registration Rights — Amended and Restated Subordinate Registration Rights Agreement.”

Second Amended and Restated Stockholders’ Agreement

We entered into a Second Amended and Restated Stockholders’ Agreement, dated as of October 10, 2003, with certain of our stockholders and warrant holders.  The terms of our Second Amended and Restated Stockholders’ Agreement are as follows:

Board of Directors

Our board of directors currently consists of eight members designated as follows:

•              IESI Capital is entitled to designate one director, with Mr. Keenan serving as its current designee;

•              Mr. Flood is entitled to be a director as long as he is our Chief Executive Officer;

•              EOF is entitled to designate one director, with Mr. McMaken serving as its current designee;

•              TC Carting is entitled to designate two directors, with Messrs. Michalik and Dickinson serving as its current designees;

•              Thayer Equity IV is entitled to designate two directors, with Messrs. Cummings and Forese serving as its current designees; and

•              Suez Equity is entitled, subject to certain regulatory requirements, to designate one director, with Mr. Lieberman serving as its current designee.

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

Any committee that our board of directors may constitute shall include representatives designated by the following entities in the same proportions as they are represented on our board of directors:

•              IESI Capital;

•              EOF;

•              TC Carting; and

•              Thayer Equity IV;

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

•              if TC Carting, TC Carting II, TC Carting III or Thayer Equity IV propose to transfer a majority of the outstanding shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock, to a non-affiliate, they may require all other stockholders to transfer the same percentage of their stock under the same terms and conditions and, if stockholder approval is necessary, that all other stockholders vote in favor of the transfer; and

•              all of our stockholders have certain preemptive rights with respect to issuances of our equity securities, other than (i) issuances of our securities to our employees, officers and directors under our benefit plans, (ii) certain specified issuances made as part of the consideration paid by us in connection with any merger, consolidation or purchase of the assets or business of another entity and (iii) issuances pursuant to a public offering of equity securities pursuant to an effective registration statement under the Securities Act.

Upon exercise of their warrants, holders of our warrants will have the same rights as stockholders under, and will be subject to the terms of, our Second Amended and Restated Stockholders’ Agreement with respect to those shares.

Approval by TC Carting and Thayer Equity IV

We must obtain the consent of the directors designated by Thayer Equity IV and TC Carting before we may, among other things:

•              substantially change our business or financial plan;

•              make any expenditure for fixed or capital assets greater than 10% of the limit set forth in our business or financial plan (which limit is set by our board of directors annually and is approximately $49.9 million for 2004);

•              incur an amount in excess of $5.0 million in connection with an acquisition;

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

•              declare a dividend; or

•              change our Chairman, Chief Executive Officer, Chief Operating Officer or Chief Financial Officer.

Amendment

Amendments to our Second Amended and Restated Stockholders’ Agreement require our consent and the written consent of holders of not less than 70% of the shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock.

Termination

With the exception of the provision relating to composition of our board of directors, all provisions of our Second Amended and Restated Stockholders’ Agreement will terminate upon (a) the effective date of an initial public offering of at least $20 million of our common stock or (b) any merger, sale or other transaction involving the transfer of ownership of more than 50% of our then outstanding voting stock.

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

Amended and Restated Subordinate Registration Rights Agreement

In connection with the issuance of our Series E convertible preferred stock, we were not able to obtain all signatures necessary to amend and restate the June 1999 Amended and Restated Registration Rights Agreement.  Accordingly, we entered into an Amended and Restated Subordinate Registration Rights Agreement.  Pursuant to our Amended and Restated Subordinate Registration Rights Agreement, holders of at least 15% of the shares of our capital stock, calculated on an as-converted basis into shares of our Class A voting common stock, may request on any of three occasions on or after the earlier of the effective date of an initial public offering of our capital stock and December 31, 2004, that we register the shares of our capital stock held by such holders; however, less than 15% may demand registration if the anticipated aggregate price of the capital stock to be registered would exceed $25 million, subject to certain exceptions.  In addition, whenever we propose to register a public offering of common stock, upon any request by the stockholders, we are required to use our best efforts to include their shares in the offering.

Pursuant to our Amended and Restated Subordinate Registration Rights Agreement, we agreed along with our stockholders not to effect any public sale or distribution of our equity securities during the seven-day period prior to, and the 90-day period following, the effective date of any registration statement.

We will bear all registration expenses, except underwriting discounts and selling commissions, incurred in connection with the registrations described above.  We have agreed with the stockholders to indemnify each other against certain liabilities, including liabilities under federal and state securities laws.

Item 14.  Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table summarizes the fees billed to us by Ernst & Young LLP during 2003 and 2002:

	2003	2002
Audit Fees	$698,634	$891,981
Audit-Related Fees(1)	702,433	41,240
Tax Fees(2)	185,758	175,329
All Other Fees	—	—

Total	$1,586,825	$1,108,550

(1)     Audit-Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(2)     Tax Fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:
(i) Report of Independent Auditors.
(ii) Consolidated Balance Sheets as of December 31, 2003 and 2002.
(iii) Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.
(iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001.
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
(vi) Notes to Consolidated Financial Statements.

(2)

Financial Statement Schedules:  Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is presented in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits: The exhibits that are filed as part of this Annual Report on Form 10-K or incorporated by reference herein are set forth in the accompanying Exhibit Index.

(b)	Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

(i) On October 14, 2003, we furnished (but not filed) a Current Report on Form 8-K announcing our acquisition of Seneca Meadows, Inc.

(ii)           On October 23, 2003, we filed a Current Report on Form 8-K reporting the closing of our acquisition of Seneca Meadows, Inc., our sale of shares of our Series E convertible preferred stock and the refinancing of our senior credit facility, and to file copies of the related documents.

(iii) On November 12, 2003, we furnished (but not filed) a Current Report on Form 8-K reporting our financial results for the nine months ended September 30, 2003.
(iv) On November 14, 2003, we furnished (but not filed), a Current Report on Form 8-K reporting additional financial results for the nine months ended September 30, 2003.

(iv)          On December 23, 2003, we filed a Current Report on Form 8-K/A, Amendment No. 1, to file the financial statements of the business acquired and the pro forma financial information required under Items 7(a) and 7(b) of Form 8-K, respectively, relating to our acquisition of Seneca Meadows, Inc.

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

Date:  March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Keenan	Chairman of the Board of Directors	March 30, 2004
Jeffrey J. Keenan

/s/ Charles F. Flood	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
Charles F. Flood

/s/ Thomas J. Cowee	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004
Thomas J. Cowee

/s/ Charles R. Cummings	Director	March 30, 2004
Charles R. Cummings

/s/ Daniel M. Dickinson	Director	March 30, 2004
Daniel M. Dickinson

/s/ James J. Forese	Director	March 30, 2004
James J. Forese

	Director	March 30, 2004
Leslie J. Lieberman

/s/ Bruce R. McMaken	Director	March 30, 2004
Bruce R. McMaken

/s/ Robert E. Michalik	Director	March 30, 2004
Robert E. Michalik

IESI CORPORATION

Report of Independent Auditors

The Board of Directors

IESI Corporation

We have audited the accompanying consolidated balance sheets of IESI Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IESI Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

March 26, 2004
Fort Worth, Texas

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$4,197,157	$2,589,726
Accounts receivable-trade, less allowance of $2,397,000 and $941,000 at December 31, 2003 and 2002, respectively	30,585,797	24,723,534
Deferred income taxes	1,356,471	849,649
Prepaid expenses and other current assets	4,782,446	3,949,590

Total current assets	40,921,871	32,112,499
Property and equipment, net of accumulated depreciation of $110,218,000 and $73,475,000 at December 31, 2003 and 2002, respectively	488,659,850	241,869,538
Goodwill	138,335,715	128,409,308
Other intangible assets, net	32,986,163	22,666,277
Other assets	2,143,616	3,001,394

Total assets	$703,047,215	$428,059,016
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable-trade	$27,448,950	$17,086,458
Accrued expenses and other current liabilities	17,512,525	13,387,878
Deferred revenue	1,231,758	984,101
Current portion of long-term debt	2,731,595	184,825
Total current liabilities	48,924,828	31,643,262
Long-term debt	378,129,393	198,386,401
Accrued environmental and landfill costs	47,456,769	12,539,318
Deferred income taxes	9,949,611	6,770,058
Other liabilities	1,282,992	1,593,534
Total liabilities	485,743,593	250,932,573
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at December 31, 2003 and 2002	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at December 31, 2003 and 2002	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $105,448,126 and $91,247,703 at December 31, 2003 and 2002, respectively	103,405,665	89,205,242
Redeemable Series D Convertible Preferred Stock, 55,000 and 145,000 shares authorized, 55,000 and 55,000 shares issued and outstanding, liquidation preference of $68,655,338 and $62,272,416, at December 31, 2003 and 2002, respectively	66,035,461	59,652,539
Redeemable Series E Convertible Preferred Stock, 55,000 and 0 shares authorized, 49,660 and 0 shares issued and outstanding, liquidation preference of $50,762,561 and $0, at December 31, 2003 and 2002, respectively	49,120,889	—

Total redeemable preferred stock	283,054,288	213,350,054
Stockholders’ equity (deficit):
Common stock, par value $.01 at December 31, 2003 and 2002, respectively: Authorized shares: Class A-4,200,000 and 3,600,000, Class B Convertible-450,000 and 450,000, at December 31, 2003 and 2002, respectively; issued and outstanding shares: Class A-142,000, Class B Convertible-112,980, at December 31, 2003 and 2002	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(65,753,216)	(36,226,161)
Cumulative other comprehensive income	—	—
Total stockholders’ equity (deficit)	(65,750,666)	(36,223,611)
Total liabilities and stockholders’ equity (deficit)	$703,047,215	$428,059,016

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001

Services revenue	$256,015,678	$212,940,552	$185,690,309
Costs and expenses:
Operating	164,203,396	139,640,790	119,816,245
General and administrative	32,722,982	25,536,654	24,062,826
Depreciation, depletion and amortization	41,079,389	27,848,910	25,721,970
	238,005,767	193,026,354	169,601,041
Income from operations	18,009,911	19,914,198	16,089,268
Interest expense, net	(20,275,874)	(14,067,694)	(12,960,630)
Loss on termination of interest rate swaps	—	(825,665)	—
Loss on extinguishment of debt	—	(585,591)	—
Other expense, net	(340,516)	(103,487)	(178,238)
Income (loss) before income taxes	(2,606,479)	4,331,761	2,950,400
Income tax expense	(3,703,961)	(3,726,254)	(703,501)
Income (loss) before cumulative effect of change in accounting principle	(6,310,440)	605,507	2,246,899
Cumulative effect of change in accounting principle net of income tax benefit of $0	(1,530,708)	—	—
Net income (loss)	$(7,841,148)	$605,507	$2,246,899
Pro forma income (loss) before cumulative effect of change in accounting principle, assuming change in accounting principle described in Note 2 was applied retroactively	$(6,310,440)	$138,176	$1,945,523

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Cumulative Other Comprehensive Income
	Shares	Par Amount				Total
Balance at December 31, 2000	2,713,893	$27,139	$9,574,060	$(17,461,534)	$—	$(7,860,335)

Comprehensive income:
Net income	—	—	—	2,246,899	—	2,246,899
Other comprehensive income:
Unrealized gain on market value of interest rate swaps, net of tax of $266,456	—	—	—	—	398,476	398,476
Comprehensive income	—	—	—	—	—	2,645,375
Accretion of dividends on Series C and D Preferred Stock	—	—	(9,607,737)	(1,889,444)	—	(11,497,181)
Allocation of beneficial conversion feature from issuance of Series D Preferred Stock	—	—	1,650,000	—	—	1,650,000
Recognition of beneficial conversion feature from issuance of Series D Preferred Stock	—	—	—	(1,650,000)	—	(1,650,000)
Common stock returned from escrow	(164,091)	(1,641)	(1,639,271)	—	—	(1,640,912)
1-for-10 reverse stock split	(2,294,822)	(22,948)	22,948	—	—	—
Balance at December 31, 2001	254,980	2,550	—	(18,754,079)	398,476	(18,353,053)
Comprehensive income:
Net income	—	—	—	605,507	—	605,507
Other comprehensive income:
Unrealized loss on market value of interest rate swaps, net of tax of $(595,917)	—	—	—	—	(893,875)	(893,875)
Reclassification of loss on termination of interest rate swaps, net of tax of $330,266	—	—	—	—	495,399	495,399
Comprehensive income	—	—	—	—	—	207,031
Accretion of dividends on Series C and D Preferred Stock	—	—	—	(18,077,589)	—	(18,077,589)
Balance at December 31, 2002	254,980	2,550	—	(36,226,161)	—	(36,223,611)
Net loss	—	—	—	(7,841,148)	—	(7,841,148)
Accretion of dividends on Series C, D and E Preferred Stock	—	—	(1,489,800)	(20,196,107)	—	(21,685,907)
Allocation of beneficial conversion feature from issuance of Series E Preferred Stock	—	—	1,489,800	—	—	1,489,800
Recognition of beneficial conversion feature from issuance of Series E Preferred Stock	—	—	—	(1,489,800)	—	(1,489,800)
Balance at December 31, 2003	254,980	$2,550	$—	$(65,753,216)	$—	$(65,750,666)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net income (loss)	$(7,841,148)	$605,507	$2,246,899
Cumulative effect of change in accounting principle	1,530,708	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	41,079,389	27,848,910	25,721,970
Amortization of deferred financing costs	2,530,677	2,386,222	1,543,023
Capping, closure and post-closure accretion	1,305,517	—	—
Provision for doubtful accounts	3,002,895	962,512	1,233,554
Write off of costs associated with transactions in process	170,535	980,000	1,570,000
Loss on extinguishment of debt	—	585,591	—
Gain on sale of waste management operations	—	—	(3,541)
Deferred income tax expense	2,672,731	3,286,331	408,892
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable, net	(412,055)	(2,031,598)	(7,052,394)
Prepaid expenses and other current assets	(583,114)	184,703	1,472,401
Accounts payable	7,479,985	480,228	3,541,518
Accrued expenses and other liabilities	(3,154,545)	(4,664,351)	(309,514)
Capping, closure and post-closure expenditures	(1,297,763)	—	—
Net cash provided by operating activities	46,483,812	30,624,055	30,372,808
Investing Activities
Purchases of property and equipment	(46,890,208)	(41,330,847)	(30,804,989)
Acquisitions of waste management operations	(214,545,084)	(44,029,297)	(14,191,160)
Initial development costs for newly acquired permitted landfills	(6,018,195)	(340,466)	(1,437,234)
Capitalized interest	(1,994,671)	(1,852,980)	(1,601,635)
Deferred costs associated with transactions in process	(130,396)	(557,265)	(2,177,060)
Net cash used in investing activities	(269,578,554)	(88,110,855)	(50,212,078)
Financing Activities
Borrowings under long-term debt	293,100,000	217,800,000	23,800,000
Payments on long-term debt	(110,138,953)	(151,543,866)	(56,415,262)
Net proceeds from issuance of preferred stock	48,018,328	—	52,380,123
Debt issue costs	(6,277,202)	(7,525,327)	(2,826,853)
Payments on interest rate swap termination	—	(825,665)	—
Net cash provided by financing activities	224,702,173	57,905,142	16,938,008
Net increase (decrease) in cash and cash equivalents	1,607,431	418,342	(2,901,262)
Cash and cash equivalents at beginning of year	2,589,726	2,171,384	5,072,646
Cash and cash equivalents at end of year	$4,197,157	$2,589,726	$2,171,384
Supplemental Disclosure
Cash paid for interest	$18,889,438	$14,810,992	$11,516,830
Cash paid for income taxes	$856,230	$674,027	$60,505
Noncash Investing and Financing Activities
Liability assumed in connection with acquisition of business	$44,801,000	$—	$1,200,000

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Organization

IESI Corporation (IESI) is a Delaware holding company incorporated in March 1997. IESI and its subsidiaries (together, the Company) is a regional, integrated non-hazardous solid waste management company that provides collection, transfer, disposal, and recycling services to commercial, industrial and residential customers. The Company was formed in order to participate in the consolidation of the fragmented solid waste industry. The Company is executing this strategy through an acquisition program, which targets businesses in two principal geographic regions, the Northeast and the South United States. The Company is currently operating in nine states: Arkansas, Louisiana, Maryland, Missouri, New Jersey, New York, Oklahoma, Pennsylvania, and Texas.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 applies to all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations.  SFAS No. 143 requires amounts initially recognized as an asset retirement obligation to be measured at fair value.  The recognized asset retirement cost is capitalized as part of the cost of the asset and is depreciated over the useful life of the asset.  The Company adopted SFAS No. 143 effective January 1, 2003.

We have adopted SFAS No. 143 as of January 1, 2003 and recorded approximately $1,500,000 as a cumulative effect of a change in accounting principle.  The adoption of SFAS No. 143 had no impact on our cash flow.

The following table summarizes the impact of our initial adoption of SFAS No. 143 on our landfill and environmental liabilities.  The table also includes our landfill and environmental remediation liabilities as of January 1, 2002 computed on a pro forma basis as if the provisions of SFAS No. 143 had been applied during all periods effected:

	Balance at December 31, 2002	Change	Balance at January 1, 2003	Pro Forma Balance at January 1, 2002(1)
Landfill closure/post closure liabilities	$10,853,142	$(1,864,496)	$8,988,646	$6,625,859
Environmental remediation liabilities	1,686,176	232,534	1,981,710	2,305,417

Total landfill and environmental remediation liabilities	$12,539,318	$(1,631,962)	$10,907,356	$8,931,276

(1)          The pro forma computations have been performed based on assumptions and interest rates at January 1, 2003, the date of adoption of SFAS No. 143.

The following table summarizes the pro forma impact to income (loss) before cumulative effect of change in accounting principle for the years ended December 31, 2003, 2002 and 2001 of the accounting change implemented beginning January 1, 2003:

	Year Ended December 31,
	2003	2002	2001
Reported income (loss) before cumulative effect of change in accounting principle	$(4,142,550)	$605,507	$2,246,899
Adoption of SFAS No. 143, net of tax	—	(467,331)	(301,376)
Pro forma income (loss) before cumulative effect of change in accounting principle	$(4,142,550)	$138,176	$1,945,523

The application of SFAS No. 143 increased loss before cumulative effect of changes in accounting principle for the year ended December 31, 2003 by approximately $391,000, net of tax.

The following table summarizes the impact on income from operations of applying the provisions of SFAS No. 143 on income before cumulative effect of change in accounting principle for the year ended December 31, 2003.

Year Ended December 31, 2003
Increase to operating expense	$189,000
Increase to depletion expense	202,000
Decrease to income from operations	$391,000

SFAS No. 143, which primarily impacts the accounting for our landfill operations, does not change the basic landfill accounting followed historically by us along with others in the waste industry.  In general, the waste industry has recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the related landfill.  This practice, referred to as life cycle accounting within the waste industry is still being followed, except as discussed below.

Under the new rules, costs associated with future final capping activities that occur during the operating life of a landfill, which were previously recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, are now accounted for as an asset retirement obligation, on a discounted basis.  We recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred.  We recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover.  These obligations are initially measured at estimated fair value.  Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate, of 10.25% during 2003.  Accretion expense is recorded on all landfill retirement obligations using the effective interest method.  Landfill retirement costs arising from closure and post-closure obligations are capitalized as part of the landfill asset and amortized using our existing landfill accounting practices.  Landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, are amortized on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities.  SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  In November 2003, the FASB issued an FASB Staff Position delaying the effective date for certain instruments and entities.  SFAS No. 150 had no impact on our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less.

Concentrations of Credit Risk

The Company provides services to commercial, industrial, municipal, and residential customers. Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable from these customers. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.  Credit losses are provided for in the financial statements.

One customer accounted for approximately 11%, 14% and 15% of the Company’s services revenue for the periods ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, this same customer accounted for approximately 20% and 30%, respectively, of accounts receivable.

Accounts Receivable

The Company’s accounts receivable are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the trade receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates the allowance for doubtful accounts based on historical collection trends, type of customer, such as municipal or non-municipal, the age of outstanding trade receivables and existing economic conditions.  If circumstances indicate that specific accounts receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly.  Past-due trade receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Credit losses have been within management’s expectations.

Following is a summary of the Company’s allowance for doubtful accounts for fiscal 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Allowance for doubtful accounts
Balance at beginning of year	$941,000	$939,000	$1,293,000
Additions charged to income	3,003,000	962,000	1,234,000
Additions from acquisitions	151,000	225,000	50,000
Balances written off, net of recoveries	(1,698,000)	(1,185,000)	(1,638,000)
Balance at end of year	$2,397,000	$941,000	$939,000

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

The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its’ policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense on property and equipment was approximately $21,441,000, $16,550,000 and $13,443,000 during 2003, 2002 and 2001, respectively.

Landfills and landfill improvements are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits and direct costs incurred to construct and develop the site. All indirect landfill development costs are expensed as incurred. Depletion expense was approximately $15,788,000, $8,085,000 and $6,988,000 during 2003, 2002 and 2001, respectively.

Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects, and on certain assets under construction, including operating landfills. The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects. Interest capitalized was approximately $1,995,000, $1,853,000 and $1,602,000 during 2003, 2002 and 2001, respectively.

Property and equipment consisted of the following at December 31:

	2003	2002
Land	$9,189,881	$4,428,264
Landfills	389,028,075	153,067,613
Vehicles	90,346,853	72,693,739
Containers and compactors	52,677,979	45,021,821
Machinery and equipment	33,085,294	20,199,485
Buildings and improvements	18,722,952	15,535,880
Furniture and office equipment	5,826,441	4,397,468
	598,877,475	315,344,270
Less accumulated depreciation and depletion	110,217,625	73,474,732
	$488,659,850	$241,869,538

Landfill Accounting

Effective January 1, 2003, our method of accounting for landfill final capping, closure and post-closure changed as a result of our adoption of SFAS No. 143.  With the exception of the accounting for capitalized and future landfill final capping costs, SFAS No. 143 does not change basic life-cycle accounting.  The table below compares our historical practices to the method prescribed by SFAS No. 143.

Description	Previous Definition	Definition Under SFAS No. 143

Definitions:

Final Capping

Included installation of flexible membrane and geosynthethic clay liners, drainage and compacted soil layers and topsoil constructed over areas of landfill where total airspace capacity has been consumed.

No change.

Closure

Included last final capping event, final portion of methane gas collection system to be constructed, demobilization, and the routine maintenance costs incurred after site ceases to accept waste, but prior to being certified closed.

No change.

Post-closure	Included routine monitoring and maintenance of a landfill after it has closed, ceased to accept waste and been certified as closed by the applicable state regulatory agency.	No change.

Description	Previous Practice	Practice Under SFAS No. 143

Discount Rate:	None.	Credit-adjusted, risk-free rate (10.25% during 2003).

Description	Previous Practice	Practice Under SFAS No. 143

Cost Estimates:	Cost were estimated based on performance, principally by third parties, with a small portion performed by us.	No change, except that the cost of any activities performed internally must be increased to represent an estimate of what a third party would charge to perform such activity.

Inflation:	Not applicable.	2.5% during 2003, based on the prior 10 year average.

Recognition of Liability:

Final Capping	Costs were capitalized as spent, except for the last final capping event that occurs after the landfill closes, which was accounted for as part of closure.

All final capping is recorded as a liability and asset when incurred;  the discounted cash flow associated with each final capping event is recorded to the accrued liability with a corresponding increase to landfill assets as airspace is consumed related to the specific final capping event.

Closure and post-closure

Accrued over the life of the landfill, the undiscounted cash flow associated with such liabilities was recorded to accrued liabilities, with a corresponding charge to cost of operations as airspace was consumed.

Accrued over the life of the landfill;  the discounted cash flow associated with such liabilities is recorded to accrued liabilities, with a corresponding increase in landfill assets as airspace is consumed.

Statement of Operations Expense:

Liability accrual	Expense charged to cost of operations at same amount accrued to liability.	Not applicable.

Landfill asset amortization	Not applicable.	The landfill asset is amortized to depreciation, depletion and amortization expense as airspace is consumed over life of specific final capping event or life of landfill for closure and post-closure.

Accretion	Not applicable.	Expense, charged to cost of operations, is accreted at credit-adjusted, risk-free rate (10.25% during 2003) under the effective interest method.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill). In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142), the Company did not amortize goodwill that arose from purchases of businesses after June 30, 2001. Through December 31, 2001, the Company continued the amortization of goodwill that was recorded prior to July 1, 2001.  Amortization of goodwill ceased on January 1, 2002.

The following table presents the effect on net income (loss), as reported, of the non-amortization provisions of SFAS No. 142 had such provisions been in effect as of the beginning of each year presented.  The amortization expense and adjusted net income (loss) for the three years ended December 31, 2003 is as follows:

	Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$(7,841,148)	$605,507	$2,246,899
Amortization, net of tax	—	—	2,153,065
Adjusted net income (loss)	$(7,841,148)	$605,507	$4,399,964

Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets.  Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $3,850,000 $3,214,000 and $5,291,000 during 2003, 2002 and 2001, respectively. The Company defers costs incurred in obtaining debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.  Debt issue cost amortization was approximately $2,531,000 $2,386,000 and $1,543,000 during 2003, 2002 and 2001, respectively.  Other intangible assets consisted of the following at December 31:

	2003	2002
Customer lists	$23,707,139	$14,033,330
Noncompetition agreements	7,277,689	7,195,483
Debt issue costs	22,007,533	15,900,865
Other	951,088	1,033,983
	53,943,449	38,163,661
Less accumulated amortization	20,957,286	15,497,384
	$32,986,163	$22,666,277

The Company assesses whether goodwill is impaired on an annual basis.  Upon determining the existence of goodwill impairment, the Company measures that impairment based on the amount by which the book value of goodwill exceeds its implied fair value.  The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  The Company's reporting units are consistent with its reportable segments.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate, more likely than not, the book value of goodwill has been impaired.

On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results.  The Company periodically evaluates the value and future benefits of its other intangible assets.  The Company assesses recoverability from future operations using cash flows of the related acquired business as measures. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value would be reduced to estimated fair value if it becomes probable that the Company’s estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations during the three years ended December 31, 2003.

Scheduled estimated amortization of other intangible assets is as follows:

2004	$7,527,000
2005	6,455,000
2006	5,303,000
2007	4,903,000
2008	3,783,000
Thereafter	5,015,000
$32,986,000

Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities at December 31:

	2003	2002
Acquisition related accrued liabilities	$1,489,429	$2,740,190
Interest	2,104,923	1,169,589
Accrued payroll and other employee related liabilities	3,613,059	2,663,757
Accrued insurance liabilities	5,062,902	2,874,036
Other	5,242,212	3,940,306
	$17,512,525	$13,387,878

Revenue Recognition

Revenue is recognized as services are provided to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenue is deferred until the services are provided.

Advertising Costs

All advertising costs are expensed when paid. Advertising costs were $610,000, $512,000 and $381,000 in 2003, 2002 and 2001, respectively.

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

The following schedule reflects the impact on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation:

	2003	2002	2001

Net income (loss):
As reported	$(7,841,148)	$605,507	$2,246,899
Less: compensation expense per SFAS No. 123, net of tax	(149,859)	(58,970)	(134,766)
Pro forma net income (loss) for SFAS No. 123	$(7,991,007)	$546,537	$2,112,133

The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional option grants in future years are anticipated.

Risks and Uncertainties

The Company’s business could be impacted by federal and state legislative changes in the area of environmental policy. As of December 31, 2003, management believes that the Company has no significant risk of a near-term severe impact resulting from such changes.

Fair Values of Financial Instruments

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, debt instruments, and interest rate swaps. The carrying values of cash, trade receivables, and trade payables are considered to be representative of their respective fair values.  At December 31, 2003, the carrying amount of the Company’s Senior Subordinated Notes due 2012, issued in June 2002 (Senior Subordinated Notes), excluding $999,000 related to the fair value of the Company’s interest rate swaps, was $150,000,000.  The fair value of such debt was estimated at $166,500,000.  The fair value is based on quoted market prices.  The carrying values of the Company’s revolving credit loan and other debt instruments approximate their fair values as of December 31, 2003 and 2002, based on current incremental borrowing rates for similar types of borrowing arrangements. The Company’s interest rate swaps are recorded at their fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2003.

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

The Company has evaluated its derivative instruments, consisting solely of two interest rate swaps as of December 31, 2003 effective through June 2012 and believes these instruments qualify for hedge accounting pursuant to SFAS No. 133.  Because the relevant terms of the interest rate swaps and the specific cash flows related to the debts they have been designated to hedge are virtually identical, there was no material ineffectiveness required to be recognized in earnings. In addition, there are no components of the derivative instruments’ gain or loss that have been excluded from the assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was approximately $999,000 at December 31, 2003 and has been included in the carrying amount of the Senior Subordinated Notes and other assets in the consolidated balance sheet.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to the 2003 presentation.

3.  Acquisitions

All acquisitions were accounted for as purchases and, accordingly, the operations of the acquired companies since the acquisition dates are included in the accompanying consolidated financial statements.

2003

In October 2003, the Company acquired Seneca Meadows, Inc. (“SMI”), the owner and operator of the Seneca Meadows landfill (SML) for an aggregate purchase price of approximately $227,757,000 consisting of approximately $187,679,000 in cash and approximately $40,078,000 of liabilities assumed (see Note 7). The Company funded the acquisition with approximately $861,000 in cash, $138,800,000 in net borrowings (see Note 5) and net proceeds of $48,018,000 from the issuance of Series E convertible preferred stock (see Note 9). Additionally, if certain permits are obtained increasing the allowable daily disposal volume at the SML and specific average daily disposal volume milestones are achieved at the SML, the Company will be required to pay to SMI’s former shareholder $15,000,000 as additional purchase price.  In connection with the acquisition, the Company recorded approximately $5,000,000 of amortizing intangibles related to customer lists with generally two to seven year amortization periods.

The following table summarizes the assets and liabilities recorded at the date of purchase for the SMI acquisition:

Assets

Accounts receivable-trade, net of allowance	$6,839,000
Other current assets	206,000
Property and equipment	215,712,000
Other intangible assets	5,000,000

Total Assets	$227,757,000

Liabilities

Accounts payable-trade	$2,883,000
Other current liabilities	2,410,000
Notes payable	294,000
Accrued environmental and landfill costs	34,015,000
Other liabilities	476,000

Total Liabilities	$40,078,000

The following unaudited pro forma results of operations assume that the Company’s acquisition of SMI acquired in October 2003 and accounted for using the purchase method of accounting, occurred as of January 1, 2002:

	2003	2002
Services revenue	$290,432,000	$258,184,000
Income (loss) before cumulative effect of change in accounting principle	$(4,660,000)	$3,427,000
Net income (loss)	$(6,191,000)	$3,427,000

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2002, nor are they necessarily indicative of future operating results.

Additionally in 2003, the Company acquired the hauling and disposal assets of 14 other solid waste management companies and real estate associated with an operating landfill for an aggregate purchase price of approximately $31,589,000 consisting of cash and liabilities assumed.  In connection with the acquisitions, the Company recorded approximately $8,523,000 of goodwill, of which approximately $6,650,000 is expected to be deductible for tax purposes, and approximately $6,948,000 of amortizing intangible assets.  The amortizing intangible assets consist of $4,731,000 related to customer lists with generally two to seven year amortization period and $2,285,000 related to non-competition agreements with generally two to five year amortization periods.  The pro forma effects of these 14 acquisitions are not significant to the Company’s operating results.

The allocation of the purchase price for certain acquisitions closed during the current period are preliminary and will be finalized upon completion of valuations of certain assets and liabilities, which the Company expects to occur by March 31, 2004.  Upon completion of such valuations, the Company may be required to reallocate a portion of such purchase price between assets and liabilities.  The Company does not believe any such reallocation will have a material effect on its consolidated financial statements.

Also in 2003, the Company incurred approximately $6,018,000 of development costs in connection with two “greenfield” landfills, which the Company purchased in 2002.  Both landfills included the land and the permit to operate.  However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell.  Both landfills opened during year ended December 31, 2003.

2002

During the year, the Company acquired the hauling and disposal assets of 17 waste management companies and real estate associated with planned landfill development and expansions.  The total purchase price of the 17 waste management companies and real estate was approximately $46,996,000 consisting of cash and liabilities assumed.  The Company recorded approximately $20,744,000 of goodwill, of which approximately $5,291,000 is expected to be deductible for tax purposes, and approximately $5,359,000 of amortizing intangible assets related to the acquisition of the 17 waste management companies.  The amortizing intangible assets consist of $2,907,000 of customer lists with a three to eight year amortization period, $1,901,000 of non-compete agreements with a two to five year amortization period and $551,000 other intangibles assets related to long-term contracts with a seven to thirty-three year amortization period.

Certain of the acquisitions in 2002 contain items with the potential for the Company to pay contingent purchase price upon the achievement of specific criteria, including specific monthly revenue levels for hauling assets and specific average daily volume levels at the landfills.  As of December 31, 2002, the Company accrued $2,370,000 of additional contingent purchase price payments, representing payments the Company considered probable.  During 2003, the Company paid approximately $1,760,000 of this additional contingent purchase price.  The remaining amount is expected to be paid during 2004 and 2005.  An additional $11,000,000 of contingent purchase price payments was not accrued as of December 31, 2003 as the occurrence of the specific criteria which would give rise to such payments was not considered probable.  These payments relate to volume levels at specific landfills and could occur anytime during the remaining operating life of the specific landfills.

The following unaudited pro forma results of operations assume that the Company’s acquisitions of the 17 waste management companies acquired during the year and accounted for using the purchase method of accounting, occurred as of January 1, 2001:

	2002	2001
Services revenue	$224,934,000	$207,141,000
Net income	$109,000	$414,000

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2001, nor are they necessarily indicative of future operating results.

Also in 2002, the Company incurred approximately $340,000 of development costs in connection with two “greenfield” landfills, which the Company purchased during 2002.  Both landfills included the land and the permit to operate.  However, unlike the purchase of an operating landfill, neither greenfield landfill had incurred the costs of development, which include the infrastructure of an operating landfill and initial cell.  Both landfills opened during year ended December 31, 2003.

2001

In June 2001, the Company acquired the assets of Capital City Roll-Offs, Inc. (Capital). The approximate total purchase price of Capital was $1,644,000 consisting of cash and liabilities assumed.

The following unaudited pro forma results of operations assume that the Company’s acquisition of Capital, accounted for using the purchase method of accounting, occurred as of January 1, 2001:

Year Ended December 31, 2001
Services revenue	$186,402,079
Net income (loss)	$2,300,564

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

In addition, during 2001, the Company incurred approximately $1,437,000 of development costs in connection with a “greenfield” landfill, which the Company purchased in 1999.  The landfill included the land and the permit to operate.  However, unlike the purchase of an operating landfill, the greenfield landfill had not incurred the costs of development, which include the infrastructure of an operating landfill and initial cell.  The landfill opened during the year ended December 31, 2001.

4.  Landfill and Accrued Environmental Costs

The following is a roll-forward of amounts accrued for final closure and post-closure costs and environmental costs:

	Final Closure/ Post-Closure Costs	Environmental Costs	Total

Balance at December 31, 2000	$9,439,354	$3,132,166	$12,571,520
Obligations incurred	465,779	—	465,779
Obligations acquired through acquisitions	565,092	—	565,092
Obligations settled	(80,987)	(921,247)	(1,002,234)

Balance at December 31, 2001	$10,389,238	$2,210,919	$12,600,157
Obligations incurred	358,487	—	358,487
Obligations acquired through acquisitions	147,177	—	147,177
Obligations settled	(41,760)	(524,743)	(566,503)

Balance at December 31, 2002	$10,853,142	$1,686,176	$12,539,318
Cumulative effect of change in accounting principle	(1,864,465)	232,534	(1,631,931)
Obligations incurred	1,596,020	70,780	1,666,800
Obligations acquired through acquisitions	8,928,303	25,725,000	34,653,303
Obligations settled	(919,923)	(375,618)	(1,295,541)
Revisions in estimates	219,303	—	219,303
Accretion	1,116,529	188,988	1,305,517

Balance at December 31, 2003	$19,928,909	$27,527,860	$47,456,769

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

Total Available Disposal Capacity

As of December 31, 2003, the Company owned or operated 14 MSW landfills and three C&D landfills. Based on engineering estimates, the total available disposal capacity of 16 of such landfills is approximately 246,824,000 in-place cubic yards, which consists of approximately 127,438,000 in-place cubic yards of estimated permitted airspace and approximately 119,386,000 in-place cubic yards of estimated additional airspace deemed probable to be permitted.  Additionally, the Company operates one landfill at which, pursuant to the terms of the operating contract, the Company is not responsible for construction, closure and post-closure costs and, as a result, for which the Company prepares no engineering estimates.

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

5.                                       Progress is being made on the project.

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

Capitalized Landfill Costs

Capitalized landfill costs include expenditures for land, operating agreements, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction associated with excavation, liners and site berms. Interest is capitalized on landfill construction projects while the assets are undergoing activities to ready them for their intended use.  Capitalized landfill costs, excluding the estimated residual value of unpermitted land, are depleted as airspace is consumed using the units-of-consumption method.  As of December 31, 2003, the Company expected to spend an estimated additional $436,800,000 on existing landfills, primarily related to cell construction and environmental structures, over their expected remaining lives.

Closure and Post-Closure Costs

Landfill site closure and post-closure costs include estimated costs to be incurred for landfill capping events, final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued as asset retirement obligations and charged to operations based upon consumed airspace in relation to total available disposal capacity using the units-of-consumption method of amortization. The Company estimates future cost requirements for final closure and post-closure monitoring and maintenance for its solid waste facilities based on the technical standards of the Environmental Protection Agency’s Subtitle D regulations and applicable state and local regulations. Reviews of the future requirements for closure and post-closure monitoring and maintenance costs for the Company’s operating landfills are performed by the Company’s engineer and independent engineers at least annually.  The total estimated future payments related to landfill capping events, final closure and post-closure monitoring and maintenance was estimated to be approximately $189,000,000 as of December 31, 2003.

A number of the Company’s landfills were previously operated by other entities. Accordingly, the Company assessed and recorded a final closure and post-closure liability as of the date of the landfill acquisition based upon the estimated total final closure and post-closure costs and the percentage of total available disposal capacity utilized as of such date. Thereafter, the difference between the final closure and post-closure costs accrued and the total estimated final closure and post-closure costs to be incurred are accrued as asset retirement obligations and charged to expense as the remaining airspace is consumed. Estimated aggregate final closure and post-closure costs will be fully accrued for the Company’s landfills at the time such facilities cease to accept waste and are closed.

The Company pays annual premiums to obtain performance bonds underwritten by a large insurance carrier, which support the Company’s financial assurance obligations for its facilities’ closure and post-closure costs. These premiums are expensed as incurred.

5.  Long-Term Debt

Long-term debt consisted of the following at December 31:

	2003	2002

Revolving credit loan	$29,600,000	$46,400,000
Term loan	200,000,000	—
Senior subordinated notes due June 15, 2012	150,998,599	151,964,430
Other	262,389	206,796
Total long-term debt	380,860,988	198,571,226
Less current portion	2,731,595	184,825
	$378,129,393	$198,386,401

Scheduled maturities of long-term debt are as follows:

2004	$2,731,595
2005	2,030,794
2006	2,000,000
2007	2,000,000
2008	31,600,000
Thereafter	339,500,000
$379,862,389

On October 10, 2003, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Facility).  The Credit Facility is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent (Fleet), and LaSalle National Bank Association, as syndication agent, and includes a $200,000,000 senior secured term loan, a $200,000,000 senior secured revolving loan and has a maximum of $80,000,000 letters of credit sub-limit.  Subject to certain conditions, the Company may request an increase in the revolving loan portion or the term loan portion of the Credit Facility of up to $50,000,000 such that the total of the revolving loan and term loan portions would equal $450,000,000.  As of December 31, 2003, there was $29,600,000 (excluding $49,100,000 underlying letters of credit) outstanding under the revolving loan portion of the Credit Facility and $121,300,000 of remaining capacity (of which $29,408,000 was immediately available for borrowing) under the revolving loan portion, plus a maximum of $30,800,000 underlying letters of credit.  In order to borrow under the revolving loan portion of the Credit Facility, the Company must satisfy customary conditions including maintaining certain financial ratios.  If a default under the indenture governing the Notes (“Notes”) or Credit Facility should occur, the holders of our Notes or the lenders under the Credit Facility could elect to declare all amounts borrowed to be immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the indenture governing our Notes or the Credit Facility, that contain cross-acceleration or cross-default provisions being declared immediately due and payable and the lenders could terminate all commitments there under.  The Credit Facility is secured by a pledge of the stock of the Company’s direct and indirect subsidiaries and a lien on substantially all of the Company’s direct and indirect subsidiaries’ assets.  The Credit Facility also contains covenants which restrict the Company’s ability to, among other things, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into a merger or consolidation, make specified payments, including dividends, and enter into certain franchise agreements.  These limitations are subject to certain qualifications and exceptions.

Pursuant to the terms of the Credit Facility, each year, commencing on October 1 and ending on September 30, the Company is required to repay 1.0% (except for the 12-month period prior to maturity when it is required to repay 94.0%) of the principal amount of the term loan portion of its senior credit facility in quarterly installments payable on the last business day of each calendar quarter.  In addition, the Company’s senior credit facility requires it to prepay the term loan with, subject to certain conditions and exceptions, 100.0% of the net cash proceeds it receives from any disposition of assets in excess of $5.0 million in the aggregate per year, 100.0% of the net cash proceeds it receives from the incurrence of any permitted indebtedness (other than up to $100.0 million of additional subordinated indebtedness) and 50.0% of the net cash proceeds it receives in connection with any issuance of the Company’s equity (other than equity the Company issues (i) in an aggregate amount not to exceed $100.0 million, (ii) as payment in a permitted acquisition or (iii) to employees, consultants or directors in connection with the exercise of options under bona fide option plans).  The Company is also required to prepay the term loan with the percentage of excess consolidated operating cash flow (to be calculated for the period from October 1, 2003 through December 31, 2003 and for each fiscal year thereafter, and which includes, generally, consolidated EBITDA, plus or minus net working capital changes and extraordinary cash items, less the sum of (a) capital expenditures, (b)  the cash purchase price of any permitted acquisitions, (c)  cash payments for taxes, (d) cash payments of interest and (e)  the scheduled principal repayments of indebtedness, in each case of clauses (a) through (e), paid during such period) corresponding to the applicable leverage ratio set forth below:

Leverage Ratio	Percentage of Excess Consolidated Operating Cash Flow Required as Mandatory Prepayment of Term Loan
> 3.50:1.00	50%
>3.00:1.00 and <3.50:1.00	25%
<3.00:1.00	0%

In the period of October 1, 2003 through December 31, 2003, we performed the calculation and determined that no payment was due for the period.

The Credit Facility permits borrowings at floating interest rates based, at the Company’s option, on the designated Eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of December 31, 2003, the interest rate applicable to $25,000,000 outstanding under the revolving loan portion of the Company’s senior credit facility was LIBOR plus 325 basis points, or 4.41%, and the interest rate applicable to the remaining balance of $4,600,000 outstanding there under was Fleet’s prime rate plus 100 basis points, or 5.25%.  As of December 31, 2003, the interest rate applicable to $100,000,000 outstanding under the term loan portion of its senior credit facility was LIBOR plus 300 basis points, or 4.25%, and the interest rate applicable to the remaining balance of $100,000,000 outstanding there under was Fleet’s prime rate plus 75 basis points, or 5.00%.  The revolving loan portion of the Credit Facility expires on September 30, 2008 and the term loan portion of the Credit Facility expires on September 30, 2010.

On June 12, 2002, the Company issued $150,000,000 of 10.25% Senior Subordinated Notes due 2012 (the Notes) in a private placement.  Interest is payable semi-annually on June 15th and December 15th.  In December 2002, the Company filed a registration statement under the Securities Act of 1933, as amended, to register new 10.25% Senior Subordinated Notes due 2012 (Exchange Notes) and to offer to exchange the Exchange Notes for the Notes.  The net proceeds from the offering of the Notes were approximately $144,000,000, after deducting the initial purchasers’ discounts and other expenses of the offering.  The Company used $142,800,000 of these proceeds to repay amounts under the term loan and revolving credit loan portions of its credit facility.  Upon repayment of the term loan portion of its credit facility, the Company expensed approximately $586,000 of debt issue costs related to the term loan portion of its credit facility during the year ended December 31, 2002.  In addition, the Company terminated three interest rate swap agreements in advance of the contract termination dates. The Company recorded a loss on the early termination of the interest rate swap agreements of approximately $826,000 during the year ended December 31, 2002.

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

In August 2002, the Company entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25,000,000 of the Senior Subordinated Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.

6.  Income Taxes

The provision for income taxes for each of the last three years consists of:

	2003	2002	2001

Federal:
Current	$—	$—	$—
Deferred	2,469,659	3,026,884	376,611
State:
Current	1,031,230	439,923	294,609
Deferred	203,072	259,447	32,281
	$3,703,961	$3,726,254	$703,501

At December 31, 2003, the Company had a federal net operating loss carryforward of approximately $45,059,000, which is available to reduce future taxable income and will begin to expire in 2012.

The Company’s net operating loss carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. Due to the uncertain nature of their ultimate realization, the Company has established a valuation allowance against these carryforward benefits and will recognize benefits only as reassessment demonstrates they are more likely than not to be realized. Realization is dependent upon future taxable earnings in specific tax jurisdictions.  During 2003, the valuation allowance increased due to the change in the temporary differences related to tax deductible goodwill, resulting from the adoption of SFAS No. 142, in 2002.  Also during 2003, the valuation allowance was reduced by approximately $237,000 as a result of the recognition of deferred tax liabilities resulting from certain purchase business combinations.

Significant components of the Company’s deferred income tax liabilities and assets as of December 31 are as follows:

	2003	2002

Deferred income tax liabilities:
Depreciation and amortization	$24,104,121	$20,893,551
Other	204,759	—
Total deferred income tax liabilities	24,308,880	20,893,551
Deferred income tax assets:
Allowance for doubtful accounts	910,860	357,580
Other	871,894	634,624
Net operating loss carryforward	17,122,540	14,087,575
Valuation allowance	(3,189,554)	(106,637)
Total deferred income tax assets	15,715,740	14,973,142
Net deferred income tax liability	$8,593,140	$5,920,409

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rate for 2003, 2002 and 2001:

	2003	2002	2001

Federal statutory income tax rate (benefit)	(34.0)%	34.0%	34.0%
State income taxes, net of federal benefit	38.8%	13.6%	10.0%
Change in valuation allowance	128.1%	35.3%	(25.6)%
Non-deductible amortization	—	—	4.4%
Other	9.2%	3.1%	1.0%
	142.1%	86.0%	23.8%

7.  Commitments and Contingencies

The Company has operating lease agreements for service facilities, office space and equipment. Some of these lease agreements contain renewal clauses that allow the Company, at its option, to extend the term of the leases for additional periods. At December 31, 2003, total future minimum payments under the noncancelable operating leases with terms of one year or more consisted of:

Operating Leases

2004	$2,117,000
2005	2,280,000
2006	2,023,000
2007	1,931,000
2008	1,603,000
Thereafter	7,731,000
Total minimum lease payments	$17,685,000

Rental expense was $3,532,000, $3,164,000 and $2,989,000 during 2003, 2002 and 2001, respectively.

In certain business combinations, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels or targeted disposal volumes.  Contingent payments, when incurred, are recorded as purchase price adjustments or expense, as appropriate, based on the nature of each contingent payment.

The Company has a certain disposal contract that requires the Company to meet specific volume requirements.  These volume requirements are measured based on an annual average.  In the event the Company does not meet the required volumes, the Company would be required to make additional payment based on the volume shortfall.  At December 31, 2003, there was no volume requirement shortfall related to the disposal contract that would have a significant impact on the Company’s business, financial condition, results of operation or cash flows.

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

The Company has an accrued environmental liability of approximately $25,253,000 on its balance sheet at December 31, 2003, related to an inactive landfill (hereinafter referred to as Tantalo) which the Company assumed as part of the SMI acquisition in October 2003.  The liability consists of approximately $15,971,000 related to the remediation of Tantalo and approximately $9,282,000 post closure monitoring of Tantalo for 30 years.  The initial remediation work will commence in 2004, and the post-closure monitoring period is expected to commence in 2007.  Tantalo is a 26-acre landfill that stopped accepting waste in 1976 and has been identified by the State of New York as an Inactive Hazardous Waste Disposal Site.  During its period of operation, Tantalo received both municipal and industrial waste, some of which has been found to exhibit “hazardous” characteristics as defined by the US Resource Conservation and Recovery Act.  Past activities at Tantalo have resulted in the release of hazardous wastes into the groundwater.  A remediation program has been developed for Tantalo in conjunction with the New York State Department of Environmental Conservation. The remediation program includes: installation of groundwater barriers, protective liner caps, leachate and gas collection systems and storm-water drainage controls, as well as methods to accelerate the decontamination process.  In addition, simultaneously with the acquisition of SMI, the Company purchased a “Cleanup Cost Cap Insurance Policy”, with a ten year policy period, which provides an additional $25,000,000 of coverage in excess of the remediation portion of the liability.  Remediation costs incurred were approximately $108,000 during the year ended December 31, 2003.  The remediation costs, which are not discounted, are included in the company’s liabilities at December 31, 2003 in “Accrued environmental and landfill costs.”

Estimates of the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ materially from current estimates.  However, the Company believes that its extensive experience in the environmental services industry, together along with its use of third-party consulting engineers provides a reasonable basis for estimating its aggregate liability.  As additional information becomes available, estimates are adjusted as necessary.  It is possible that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could necessitate the recording of additional liabilities which could be material.  The estimated environmental remediation liabilities have not been reduced for possible recoveries from other potentially responsible third parties.

As part of a Host Community Agreement (HCA) between the Company and the Town of Seneca Falls in which the Seneca Meadows Landfill is located, the Company has agreed to guarantee the market value of certain homeowners’ properties within a certain distance of the landfill based on a Property Value Protection Program (PVPP) incorporated into the HCA.  Under the PVPP, the Company would be responsible for the difference between the sale value and the hypothetical market value of the homeowners’ properties assuming a previously approved expansion of the landfill had not been approved, if any.  The Company does not believe it is possible to determine the contingent obligation associated with the PVPP guarantees, but does not believe it would have a material effect on the Company’s financial position or results of operations.  As of December 31, 2003, the Company has not been required to compensate any homeowner under the PVPP.

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

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 2003, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

8.  Redeemable Preferred Stock

In 2003, the Company issued 49,660 shares of Series E Convertible Preferred Stock (Series E Preferred) at $1,000 per share. At the closing, the Company paid the holders of the Series E Preferred a 3% fee, which was accounted for as a reduction of the carrying value of the Series E Preferred. The Series E Preferred was issued with a beneficial conversion feature. The amount of the beneficial conversion feature was $1,489,800, which represents the excess of fair value of common stock that the holder would receive at conversion over the proceeds received. As the Series E Preferred is convertible at any time at the option of the holder into Common Stock of the Company, the discount related to the beneficial conversion feature was amortized upon issuance. The difference between the redemption value and carrying value as of December 31, 2003 of $1,641,672 will be recognized upon the determination that redemption is probable. As of December 31, 2003, redemption was considered uncertain as redemption is contingent upon the occurrence of a Liquidation, Sale Transaction or Asset Sale (LSA Event).

The holders of the Series E Preferred, subject to certain regulatory requirements applicable to such holders, along with the Series A, B, and C Preferred holders are entitled to vote separately as a class (Preferred Holders) on each matter required to be submitted to a vote of holders of Common Stock. In respect to the election of the members of the Board of Directors, the holders of Series A, B and C Preferred vote together with the holders of Class A Common Stock, with each holder having one vote per share, while the holders of the Series D and E Preferred have no right to vote. Certain matters requiring a vote, such as amending the Company’s Certificate of Incorporation or by-laws, issuing additional shares of preferred stock or authorizing and issuing capital stock, must obtain the approval of not less than 75% of the Preferred Holders.

The Company entered into a Second Amended and Restated Stockholders’ Agreement, dated as of October 10, 2003.  Per the terms of the Company’s Second Amended and Restated Stockholders’ Agreement, the Company’s board of directors currently consists of eight members designated as follows:

•                                          Mr. Flood is entitled to be a director as long as he is the Company's Chief Executive Officer;

•                                          Three Preferred Holders are entitled to designate one director each;

•                                          Two Preferred Holders are entitled to designate two directors each.

The Series E Preferred shall be entitled to receive, when and if declared by the Company’s Board of Directors, a dividend at a rate of 10% per annum, or $100 per share. Such dividends accrue and compound semiannually on a cumulative basis whether or not they have been declared. During 2003, the carrying amount of the Series E Preferred was increased for accumulated and unpaid dividends of $1,102,561 in the aggregate, or $22.20 per share.

The Series E Preferred ranks senior to all other classes of stock with respect to the payment of dividends and distributions of the applicable liquidation preferences. In the event of an LSA Event, the holders of the Series E Preferred are entitled to a Liquidation Preference equal to $1,000 per share, plus all accrued and unpaid dividends for each share of the Series E Preferred, if any, before any distribution of assets are made to the holders of Series A, B, C and D Preferred and the holders of Common Stock of the Company. In the event of a Sales Transaction (as defined in the Company’s Certificate of Incorporation), each holder of the Series E Preferred has the right to redeem for cash its Series E Preferred shares along with all accrued and unpaid dividends. In the event of an Asset Sale (as defined in the Company’s Certificate of Incorporation) of the Company, the Series E Preferred shares along with all accrued and unpaid dividends will be redeemed into cash. The Series E Preferred shares are convertible into the Company’s Common Stock at the Company’s option upon an IPO only if the Series E Preferred’s calculated annual return is at least 25%. The Series E Preferred is convertible at any time into Common Stock of the Company at $100 per Common Share at the option of the holder.

In 2001, the Company issued 55,000 shares of Series D Convertible Preferred Stock (Series D Preferred) at $1,000 per share. At the closing, the Company paid the holders of the Series D Preferred a 3% fee, which was accounted for as a reduction of the carrying value of the Series D Preferred. The Series D Preferred was issued with a beneficial conversion feature. The amount of the beneficial conversion feature was $1,650,000, which represents the excess of fair value of common stock that the holder would receive at conversion over the proceeds received. As the Series D Preferred is convertible at any time at the option of the holder into Common Stock of the Company, the discount related to the beneficial conversion feature was amortized upon issuance. The difference between the redemption value and carrying value as of December 31, 2003, of $2,619,877 will be recognized upon the determination that redemption is probable. As of December 31, 2003, redemption was considered uncertain as redemption is contingent upon the occurrence of a Liquidation, Sale Transaction or Asset Sale (LSA Event).

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

The Series D Preferred shall be entitled to receive, when and if declared by the Board of Directors, a dividend at a rate of 10% per annum, or $100 per share. Such dividends accrue and compound semiannually on a cumulative basis whether or not they have been declared. During 2003 and 2002, the carrying amount of the Series D Preferred was increased for accumulated and unpaid dividends of $6,382,922 and $5,789,499 in the aggregate, or $116.05 and $105.26 per share, respectively.

The Series D Preferred ranks junior to the Series E Preferred and senior to all other classes of stock with respect to the payment of dividends and distributions of the applicable liquidation preferences. In the event of an LSA Event, the holders of the Series D Preferred are entitled to a Liquidation Preference equal to $1,000 per share, plus all accrued and unpaid dividends for each share of the Series D Preferred, if any, before any distribution of assets are made to the holders of Series A, B and C Preferred and the holders of Common Stock of the Company. In the specific event of a Sales Transaction (as defined in the Company’s Certificate of Incorporation), it is the right of each holder of the Series D Preferred to redeem into cash its Series D Preferred shares along with all accrued and unpaid dividends. In the specific event of an Asset Sale (as defined in the Company’s Certificate of Incorporation) of the Company, the Series D Preferred shares along with all accrued and unpaid dividends will be redeemed into cash. The Series D Preferred shares are convertible into the Company’s Common Stock at the Company’s option upon an IPO only if the Series D Preferred’s calculated annual return is at least 25%. The Series D Preferred is convertible at any time into Common Stock of the Company at $80 per Common Share at the option of the holder.

In 1999, the Company issued 55,000 shares of Series C Convertible Preferred Stock (Series C Preferred) at $1,000 per share. At the closing, the Company paid the holders of the Series C Preferred a 3% fee, which was accounted for as a reduction of the carrying value of the Series C Preferred. The difference between the redemption value and carrying value as of December 31, 2003, of $2,042,461 will be recognized upon the determination that redemption is probable. As of December 31, 2002, redemption is considered uncertain as redemption is contingent upon the occurrence of an LSA Event.

The Series C Preferred shall be entitled to receive, when and if declared by the Board of Directors, a dividend at a rate of 15% per annum, or $150 per share. Such dividends accrue and compound semiannually on a cumulative basis whether or not they have been declared. During 2003, 2002 and 2001 the carrying amount of the Series C Preferred was increased for accumulated and unpaid dividends of $14,200,423, $12,288,090 and $10,014,264 in the aggregate, or $258.19, $223.42 and $182.08 per share, respectively.

The Series C Preferred ranks junior to the Series D and E Preferred and senior to all other classes of stock with respect to the payment of dividends and distributions of the applicable liquidation preferences. Upon the occurrence of an LSA Event, the holders of the Series C Preferred are entitled to a Liquidation Preference equal to $1,000 per share plus all accrued and unpaid dividends for each share of the Series C Preferred, if any, before any distribution of assets made to the holders of Series A and B Preferred Stock and Common Stock of the Company. In the specific event of a Sales Transaction, it is the right of each holder of the Series C preferred to redeem into cash its Series C Preferred shares along with all accrued and unpaid dividends. In the specific event of an Asset Sale of the Company, the Series C Preferred shares along with all accrued and unpaid dividends will be redeemed into cash. The Series C Preferred shares are convertible into the Company’s Common Stock at the Company’s option upon an

IPO (as defined in the Company’s Certificate of Incorporation) only if the Series C Preferred calculated annual return is at least 25% annually. The Series C Preferred is convertible at any time along with all accrued and unpaid dividends into Common Stock of the Company at $150 per Common Share at the option of the holder.

The Company has 32,000 shares of Series A Convertible Preferred Stock (Series A Preferred) and 20,100 shares of Series B Convertible Preferred Stock (Series B Preferred), both issued at $1,250 per share. Upon the occurrence of an LSA Event of the Company, the holders of the Series A and B Preferred are entitled to a Liquidation Preference equal to the $1,250 per share plus all declared and unpaid dividends, if any, on each share before any distribution of assets made to the holders of Common Stock of the Company. So long as shares of Series E Preferred, D Preferred or Series C Preferred are outstanding, the Company may not declare or pay any dividends on shares of Series A Preferred or Series B Preferred. Additionally, holders of Series A and B Preferred are entitled to receive dividends only as dividends are declared and paid on the common stock. The difference between the redemption value and carrying value as of December 31, 2003 of $507,727 will be recognized upon the determination that redemption is probable. As of December 31, 2003, redemption is considered uncertain as redemption is contingent upon the occurrence of an LSA Event.

The Series A and B Preferred rank junior to the Series E, D and C Preferred, equally as to each other and senior to all other classes of stock with respect to the payment of dividends and distributions of the applicable liquidation preferences. In the event of a Sales Transaction, Asset Sale or IPO (a Triggering Event) and the calculated internal rate of return, calculated in accordance with the formula provided in the Company’s Certificate of Incorporation, with respect to the Series A and B Preferred is less than 25%, the then-applicable conversion price per share will be reduced, effective as of the date of such triggering event, to the higher of (a) $80 per share (subject to adjustment in certain circumstances) or (b) a price per share that, after giving effect to such reduction, will yield an internal rate of return (calculated in accordance with the same formula) of 25%. In the specific event of a Sales Transaction, it is the right of the each holder of the Series A and B Preferred to redeem into cash its shares of Series A and B Preferred, along with all accrued and unpaid dividends. In the specific event of an Asset Sale of the Company, the Series A and B Preferred shares along with all accrued and unpaid dividends will be redeemed into cash. The shares are convertible into shares of Common Stock of the Company at the Company’s option upon an IPO. The shares are convertible at any time into Common Stock of the Company at $125 per Common Share at the option of the holder.

The Company’s Series A, B, C, D and E Preferred is considered redeemable due to certain terms of the Preferred Shares and due to a majority of members of the Board of Directors being holders of Preferred Shares. Certain events, as defined, can trigger redemption and the occurrence of such events is effectively controlled by the holders of the Preferred Shares.

9.  Stockholders’ Equity

In September 2001, the Company completed a 1-for-10 reverse stock applicable to all authorized and outstanding shares of common stock.

The Company’s Certificate of Incorporation authorizes 4,650,000 shares of common stock consisting of 4,200,000 shares of Class A voting common stock and 450,000 shares of Class B convertible non-voting common stock. Holders of Class A common stock are entitled to one vote per share for each share held of record on all matters submitted to a vote of stockholders. Except as required by law, holders of Class B common stock are not entitled to vote. At any time, holders of the Class B common stock can convert, on a 1-for-1 basis, such stock into shares of Class A common stock.

The Company adopted the 1999 Stock Option Plan (the Plan) in January 1999 and amended the Plan in March 2003.  Options granted under the Plan are nonqualified stock options (options). The Plan provides for the granting of options to key employees, certain consultants and advisors who perform services for the Company, and members of the Board of Directors of the Company. Under the Plan, the Company is authorized to issue up to 250,000 shares of the Company’s Class A Common Stock.

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

The following table, adjusted for all periods to reflect the 1-for-10 reverse stock split, summarizes activity of the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value at the Date of Grant

Options outstanding at December 31, 2000	128,162	$102.20	—
Granted	22,600	$150.00	$21.80
Canceled	(138,366)	$110.20	—
Options outstanding at December 31, 2001	12,396	$100.00	—
Granted	180,266	$80.00	$3.06
Canceled	(2,850)	$80.00	—
Options outstanding at December 31, 2002	189,812	$81.31	—
Granted	22,600	$95.00	$2.08
Canceled	(1,450)	$87.20
Options outstanding at December 31, 2003	210,962

Weighted average remaining contractual life of options outstanding at December 31, 2003	8.43 years
The range of exercise prices of options outstanding at December 31, 2003	$80.00 to $100.00

No shares were exercisable at December 31, 2003, 2002 or 2001.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption:

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	1%	1%
Risk free interest rate	1.25%	1.61%
Expected life of options	1.75 years	2.42 years

Of the 4,395,020 shares of Class A voting common stock and Class B non-voting common stock authorized but unissued as of December 31, 2003, the following shares were reserved for issuance:

Conversion of Series A	500,000
Conversion of Series B	314,063
Conversion of Series C	702,988
Conversion of Series D	858,192
Conversion of Series E	507,626
Common stock options	210,962
3,093,831

Upon termination, a certain employee of the Company can require the Company to purchase that employee’s outstanding stock at fair market value as determined in good faith by the Board of Directors of the Company.

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

	South Region	Northeast Region	Corporate Functions	Total

Year ended December 31, 2003
Outside revenues
Collection	$140,607,597	$33,492,208	$—	$174,099,805
Transfer	4,562,257	41,223,008	—	45,785,265
Disposal	9,639,844	18,679,218	—	28,319,062
Recycling	2,674,848	3,720,016	—	6,394,864
Other	701,058	715,624	—	1,416,682
Total outside revenues	158,185,604	97,830,074	—	256,015,678
Income (loss) from operations	11,726,877	15,275,620	(8,992,586)	18,009,911
Depreciation, depletion and amortization	26,327,102	14,072,262	680,025	41,079,389
Purchases of property and equipment	36,131,770	12,473,462	279,647	48,884,879
Acquisitions of waste operations and initial development costs for newly-acquired permitted landfills.	32,884,743	187,678,536	—	220,563,279
Goodwill Acquired	8,522,881	—	—	8,522,881
Goodwill	90,707,519	47,628,196	—	138,335,715
Total assets	$302,854,805	$378,653,540	$21,538,870	$703,047,215
Year ended December 31, 2002
Outside revenues
Collection	$112,157,748	$31,019,630	$—	$143,177,378
Transfer	4,531,093	43,139,053	—	47,670,146
Disposal	7,752,210	6,763,089	—	14,515,299
Recycling	2,651,559	3,651,458	—	6,303,017
Other	1,241,389	33,323	—	1,274,712
Total outside revenues	128,333,999	84,606,553	—	212,940,552
Income (loss) from operations	16,111,068	12,206,502	(8,403,372)	19,914,198
Depreciation, depletion and amortization	20,063,067	7,178,368	607,475	27,848,910
Purchases of property and equipment	32,245,712	9,861,896	1,076,219	43,183,827
Acquisitions of waste operations	43,671,250	698,513	—	44,369,763
Goodwill Acquired	20,753,125	—	—	20,753,125
Goodwill	80,781,112	47,628,196	—	128,409,308
Total assets	$259,880,930	$151,673,046	$16,505,040	$428,059,016

	South Region	Northeast Region	Corporate Functions	Total

Year ended December 31, 2001
Outside revenues
Collection	$94,569,239	$28,938,761	$—	$123,508,000
Transfer	3,155,898	39,572,298	—	42,728,196
Disposal	6,233,082	6,762,644	—	12,995,726
Recycling	2,047,233	3,603,701	—	5,650,934
Other	801,732	5,721	—	807,453
Total outside revenues	106,807,184	78,883,125	—	185,690,309
Income (loss) from operations	13,140,189	10,095,720	(7,146,641)	16,089,268
Depreciation, depletion and amortization	16,921,772	8,277,993	522,205	25,721,970
Purchases of property and equipment	24,902,403	6,907,824	596,397	32,406,624
Acquisitions of waste operations	12,481,295	3,147,099	—	15,628,394
Goodwill Acquired	6,143,011	—	—	6,143,011
Goodwill	60,027,987	47,628,196	—	107,656,183
Total assets	$196,373,949	$149,838,183	$8,095,944	$354,308,076

11.  Employee Benefit Plans

The Company has a defined contribution 401(k) savings plan that covers substantially all non-union employees meeting certain minimum eligibility requirements. Participating employees can elect to defer a portion of their compensation and contribute it to the plan on a pre-tax basis. The Company also matches certain amounts, as defined.

Contributions made by the Company under the plan were $496,000, $483,000 and $390,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

12.  Related Parties

During 2003, IESI paid two companies affiliated with two employees of the Company approximately $760,000 for temporary labor services and $116,000 for maintenance related services, respectively.

During 2003, IESI paid a company affiliated with a director of the Company $150,000 as final payment for the purchase of an airplane.  During 2002, IESI paid the same company a down payment of $1,000,000 related to the purchase of the airplane.

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

The following table summarizes the unaudited quarterly results of operations for 2003 and 2002:

	First Quarter(a)(c)	Second Quarter(c)	Third Quarter(c)	Fourth Quarter(c)
2003
Services revenues	$55,413,871	$60,899,514	$64,175,475	$75,526,818
Income from operations	3,436,670	4,860,908	4,694,023	5,018,310
Loss before cumulative effect of change in accounting principle	(500,913)	(23,921)	(2,836,009)	(2,949,597)
Net Loss	$(2,031,621)	$(23,921)	$(2,836,009)	$(2,949,597)

	First Quarter	Second Quarter	Third Quarter(b)	Fourth Quarter
2002
Services revenues	$46,657,958	$52,370,268	$57,220,618	$56,691,708
Income from operations	5,071,194	6,064,804	4,924,722	3,853,478
Net income (loss)	$109,617	$934,180	$(263,534)	$(174,756)

(a)                                  The first quarter of 2003 results include a net of tax charge of $1,476,450 related to the cumulative effect of a change in accounting principle for the initial adoption of SFAS No. 143.  See Note 2 for further discussion.  Approximately $54,000 of this amount was recorded by the Company in the fourth quarter of 2003 due to a minor revision in our engineering estimates for one of our landfills.  For purposes of quarterly reporting within this table, we have revised our net income (loss) amount previously reported in our 2003 quarterly report.

(b)                                 Included in the third quarter of 2002 income from operations are pre-tax charges totaling $980,000, of which $828,000 related to the write-off of certain landfill and transfer station development projects and $152,000 related to the write-off of legal, engineering and other professional fees incurred in connection with aborted acquisitions.

(c)                                  In the fourth quarter of 2003 the Company recorded approximately $2,168,000 of expenses related to misconduct of a manager in the Company's South Region.  For purposes of quarterly reporting within this table, we have revised our net income (loss) amount previously reported in our 2003 quarterly reports to reflect the allocation of such expenses to the appropriate quarters.  Included in the first, second, third and fourth quarters of 2003 are expenses of $125,000, $125,000, $419,000 and $1,749,000, respectively.

14.  Subsequent Events

In January 2004, the Company entered into four, three-year interest rate swap agreements with financial institutions.  Under each swap agreement, the variable interest rate on $25.0 million outstanding under the Company’s senior credit facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.

On January 28, 2004, the Compensation Committee of the Board of Directors of the Company granted non-qualified stock options to purchase an aggregate of 79,794 shares of the Company’s Class A voting common stock to certain employees and directors of the Company pursuant to the Company’s 1999 Stock Option Plan, as amended (the Plan).  On the same date, the Board of Directors also approved an amendment to the Plan increasing the number of options authorized to be granted thereunder from 250,000 to 400,000.  The options were granted at an exercise price of $100.00 per share, which was equal to or greater than the estimated fair value of the underlying shares.  Options granted under the Plan expire 10  years from the date of grant and become fully vested over the periods ranging for 5 to 8 years.

In March 2004, following an internal investigation, the Company discovered that the manager of a division in the Company’s South Region had engaged in misconduct resulting in an overstatement of the South Region’s accounts receivable and an understatement of its expenses during 2003.  As a result of this incident, the Company recorded in general and administrative expenses reserves for bad debts of $1,600,000 and recorded in operating expenses an accrual of $833,000 related to operating expenses that had not been accrued as of December 31, 2003.

Exhibit Index

Exhibit Number	Document Name

2.1

Stock Purchase Agreement, dated as of May 22, 2003, by and among IESI NY Corporation, Frank DiMino, Seneca Meadows, Inc. and Macedon Homes Incorporated, as amended.  (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 23, 2003 (File No. 333-98657).)

3.1

Fifth Amended and Restated Certificate of Incorporation of IESI Corporation (the “Company”).  (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 23, 2003 (File No. 333-98657).)

3.2	Fourth Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 23, 2003 (File No. 333-98657).)
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

4.5

Supplemental Indenture No. 3, dated as of October 10, 2003, among the Company, the Existing Subsidiary Guarantors named therein, the New Subsidiary Guarantor named therein and The Bank of New York, as Trustee.  (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 23, 2003 (File No. 333-98657).)

10.1

Purchase Agreement, dated June 7, 2002, among the Company, the subsidiary guarantors named therein, Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Fleet Securities, Inc. and J.P. Morgan Securities, Inc.  (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.2

Stock Purchase Agreement, dated as of October 10, 2003, by and among the Company and the purchasers named on the signature pages thereto.  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 23, 2003) (File No. 333-98657).)

10.3

Amended and Restated Registration Rights Agreement, dated June 30, 1999, among the Company and the stockholders named on the signature pages thereto.  (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.4

Amended and Restated Subordinate Registration Rights Agreement, dated as of October 10, 2003, by and among the Company and the stockholders named on the signature pages thereto.  (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 23, 2003).)

10.5

Second Amended and Restated Stockholders’ Agreement, dated as of October 10, 2003, by and among the Company and the stockholders and warrantholders named on the signature pages thereto.  (Incorporated by reference to Exhibit 10.3 to our Current Report

Exhibit Number	Document Name
on Form 8-K filed October 23, 2003 (File No. 333-98657).)
10.6

Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 10, 2003, among the Company, the subsidiaries thereof listed on Schedule 2 thereto, the lenders listed on Schedule 1 thereto, Fleet National Bank, as administrative agent, LaSalle Bank National Association, as syndication agent, and Fleet Securities, Inc. as arranger.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 23, 2003 (File No. 333-98657).)

10.7

Solid Waste Disposal Agreement, dated March 31, 2001, by and between IESI TX Corporation and Waste Management of Texas, Inc.  Confidential treatment has been granted for certain confidential commercial and financial information in this document.  (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4 (File No. 333-98657).)

10.8

Department of Sanitation, City of New York, Service and Supply Agreements, each dated September 19, 2003, by and between the City of New York, acting by and through the Department of Sanitation, and IESI NY Corporation, together with related bid sheets and signature pages, each dated February 4, 2003.*

10.9	Employment Agreement, dated as of January 1, 2004, by and between the Company and Charles F. Flood.+*
10.10	Employment Agreement, dated as of January 1, 2004, by and between the Company and Thomas J. Cowee.+*
10.11	Employment Agreement, dated as of January 1, 2004, by and between the Company and Thomas L. Brown.+*
10.12

Severance Agreement, dated as of June 29, 2001, by and between the Company and Christopher V. Della Pietia.  (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-4 (File No. 333-98657).)+

10.13	Employment Agreement, dated as of January 1, 2004, by and between the Company and P. Lawrence McGee.+*
10.14	Employment Agreement, dated as of January 1, 2004, by and between the Company and Thomas J. Fowler.+*
10.15	Employment Agreement, dated as of January 1, 2004, by and between the Company and Stephen T. Moody.+*
10.16	Employment Agreement, dated as of January 1, 2004, by and between the Company and Gordon P. Peckham.+*
10.17	Employment Agreement, dated as of January 1, 2004, by and between IESI NJ Corporation and Edward Apuzzi.+*
10.18	1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 333-98657).)+
10.19	Form of Stock Option Agreement under the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-4 (File No. 333-98657).)+
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Document Name
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

+  Management contract or compensatory plan or arrangement.