Form 10-Q
period 2004-03-31
IESI CORP
filed 2004-05-13
CIK 1076103

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

IESI CORPORATION

i

Part I.  Financial Information

Item 1.  Financial Statements

IESI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$3,235,948	$4,197,157
Accounts receivable-trade, less allowance of $1,642,000 and $2,397,000 at March 31, 2004 and December 31, 2003, respectively	31,282,805	30,585,797
Deferred income taxes	1,356,471	1,356,471
Prepaid expenses and other current assets	7,650,809	4,782,446
Total current assets	43,526,033	40,921,871
Property and equipment, net of accumulated depreciation of $123,739,000 and $110,218,000 at March 31, 2004 and December 31, 2003, respectively	486,194,400	488,659,850
Goodwill	138,372,772	138,335,715
Other intangible assets, net	31,260,200	32,986,163
Other assets	4,208,499	2,143,616
Total assets	$703,561,904	$703,047,215
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$21,321,814	$27,448,950
Accrued expenses and other current liabilities	21,656,124	17,512,525
Deferred revenue	1,357,006	1,231,758
Current portion of long-term debt	2,173,693	2,731,595
Total current liabilities	46,508,637	48,924,828
Long-term debt	380,953,662	378,129,393
Accrued environmental and landfill costs	48,154,897	47,456,769
Deferred income taxes	9,949,611	9,949,611
Other liabilities	3,313,452	1,282,992
Total liabilities	488,880,259	485,743,593
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at March 31, 2004 and December 31, 2003	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at March 31, 2004 and December 31, 2003	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $109,402,431 and $105,448,126 at March 31, 2004 and December 31, 2003, respectively	107,359,970	103,405,665
Redeemable Series D Convertible Preferred Stock, 55,000 and 145,000 shares authorized, 55,000 and 55,000 shares issued and outstanding, liquidation preference of $70,371,722 and $68,655,338 at March 31, 2004 and December 31, 2003, respectively	67,751,845	66,035,461
Redeemable Series E Convertible Preferred Stock, 55,000 shares authorized, 49,660 shares issued and outstanding, liquidation preference of $52,031,625 and $50,762,561 at March 31, 2004 and December 31, 2003, respectively	50,389,953	49,120,889
Total redeemable preferred stock	289,994,041	283,054,288
Stockholders’ equity (deficit):
Common stock, par value $.01 at March 31, 2004 and December 31, 2003, respectively: Authorized shares: Class A—4,200,000 and 4,200,000, Class B Convertible—450,000 and 450,000, at March 31, 2004 and December 31, 2003 respectively; issued and outstanding shares: Class A—142,000, Class B Convertible—112,980, at March 31, 2004 and December 31, 2003	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(73,913,553)	(65,753,216)
Cumulative other comprehensive loss	(1,401,393)	—
Total stockholders’ equity (deficit)	(75,312,396)	(65,750,666)
Total liabilities and stockholders’ equity (deficit)	$703,561,904	$703,047,215

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Services revenue	$74,062,831	$55,413,871
Costs and expenses:
Operating	43,733,985	37,042,790
General and administrative	9,448,876	7,059,954
Depreciation, depletion and amortization	14,434,221	7,874,457
	67,617,082	51,977,201
Income from operations	6,445,749	3,436,670
Interest expense, net	(6,887,455)	(4,329,958)
Other income (expense), net	(778,878)	2,375
Loss before income taxes	(1,220,584)	(890,913)

Income tax benefit	—	390,000

Loss before cumulative effect of change in accounting principle	(1,220,584)	(500,913)

Cumulative effect of change in accounting principle net of income tax benefit of $0	—	(1,530,708)
Net loss	$(1,220,584)	$(2,031,621)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional Paid-In Capital	Accumulated Deficit	Cumulative Other Comprehensive Income	Total
	Common Stock
	Shares	Par Amount
Balance at December 31, 2003	254,980	2,550	—	(65,753,216)	—	(65,750,666)
Comprehensive income:
Net loss	—	—	—	(1,220,584)	—	(1,220,584)
Other comprehensive income:
Unrealized loss on market value of interest rate swaps, net of tax benefit of $0	—	—	—	—	(1,401,393)	(1,401,393)
Comprehensive income	—	—	—	—	—	(2,621,977)
Accretion of dividends on Series C, D and E Preferred Stock	—	—	—	(6,939,753)	—	(6,939,753)

Balance at March 31, 2004	254,980	$2,550	$—	$(73,913,553)	$(1,401,393)	$(75,312,396)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Operating Activities:
Net loss	$(1,220,584)	$(2,031,621)
Cumulative effect of change in accounting principle	—	1,530,708
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	14,434,221	7,874,457
Amortization of deferred financing costs	588,693	653,751
Capping, closure and post-closure accretion	491,208	286,260
Provision for doubtful accounts	296,588	180,991
Unrealized loss on commodity swap	660,000	—
Write off of costs associated with transactions in process	102,164	—
Deferred income tax benefit	—	(620,000)
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable	(1,029,672)	(995,751)
Prepaid expenses and other current assets	(3,076,890)	(1,653,314)
Accounts payable	(6,127,136)	(1,631,979)
Accrued expenses and other liabilities	4,350,422	3,676,569
Capping, closure and post closure expenditures	(356,669)	(67,077)
Net cash provided by operating activities	9,112,345	7,202,994
Investing Activities:
Purchases of property and equipment	(9,788,671)	(8,853,410)
Acquisitions of waste management operations	—	(133,640)
Initial development costs for newly acquired permitted landfills	—	(1,247,245)
Capitalized interest	(580,230)	(617,762)
Deferred costs associated with transactions in process	(115,957)	(505,823)
Net cash used in investing activities	(10,484,858)	(11,357,880)
Financing Activities:
Borrowings under long-term debt	13,000,000	7,600,000
Payments on long-term debt	(12,588,696)	(3,056,030)
Debt issue costs	—	(435,877)
Net cash provided by financing activities	411,304	4,108,093
Net decrease in cash and cash equivalents	(961,209)	(46,793)
Cash and cash equivalents at beginning of period	4,197,157	2,589,726
Cash and cash equivalents at end of period	$3,235,948	$2,542,933

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

The accompanying unaudited consolidated financial statements include the accounts of IESI and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading.  Operating results for interim periods are not necessarily indicative of the results for full years.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Additionally, certain adjustments have been made in the prior period consolidated financial statements in order to reflect changes recorded by the Company in the fourth quarter of 2003 as follows:

1.               The first quarter of 2003 results include a net of tax charge of $1,530,708 related to the cumulative effect of a change in accounting principle for the initial adoption of SFAS No. 143.  Included in this amount is $54,000 recorded by the Company in the fourth quarter of 2003 due to a revision in the cumulative effect adjustment recorded in the first quarter.  For purposes of quarterly reporting, the Company has revised its net loss amount previously reported in the Company’s March 31, 2003 quarterly report.

2.               In the fourth quarter of 2003 the Company recorded approximately $2,168,000 of expenses related to misconduct of a manager in the Company’s South Region.  For purposes of quarterly reporting the Company has revised its net loss amount previously reported in the Company’s March 31, 2003 quarterly report to reflect the allocation of $125,000 of such expenses to the first quarter of 2003.

2.              New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company, please see Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  There were no new accounting pronouncements during the three months ended March 31, 2004 which the Company expects to have a material effect on the Company’s consolidated financial statements.

3.              Summary of Significant Accounting Policies

Accounts Receivable

The Company’s accounts receivable are recorded when billed or accrued, and represent claims against third parties that will be settled in cash.  The carrying value of the trade receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates the allowance for doubtful accounts based on historical collection trends, type of customer, such as municipal or non-municipal, the age of outstanding trade receivables, and existing economic conditions.  If circumstances indicate that specific accounts receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly.  Past due trade receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Credit losses have been within management’s expectations.

Property and Equipment

Property and equipment are stated at cost. Improvements or betterments, which significantly extend the life, or add to the utility, of an asset, are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of, and the related accumulated depreciation is eliminated, from the accounts in the year of disposal, and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense for property and equipment was approximately $6,165,000 and $4,983,000 for the three months ending March 31, 2004 and 2003, respectively.

Landfills and landfill improvements are stated at cost, and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits, and direct costs incurred to construct and develop the site.  All indirect landfill development costs are expensed as incurred.  Depletion expense was approximately $7,136,000 and $1,969,000 for the three months ending March 31, 2004 and 2003, respectively.

Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects and on certain assets under construction, including operating landfills.  The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects.  Interest capitalized was approximately $580,000 and $618,000 for the three months ended March 31, 2004 and 2003, respectively.

Property and equipment consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Land	$9,928,498	$9,189,881
Landfills	393,691,660	389,028,075
Vehicles	92,617,539	90,346,853
Containers and compactors	53,808,279	52,677,979
Machinery and equipment	34,833,683	33,085,294
Buildings and improvements	18,892,880	18,722,952
Furniture and office equipment	6,160,494	5,826,441
	609,933,033	598,877,475
Less accumulated depreciation and depletion	123,738,633	110,217,625
	$486,194,400	$488,659,850

Landfill Accounting

The Company uses life cycle accounting and the units-of-consumption method to recognize certain landfill costs. In life cycle accounting, all costs to acquire, construct, close and maintain a site during the post-closure period are capitalized or accrued and charged to expense based upon the consumption of cubic yards or tons of available airspace. Costs and airspace estimates are developed annually by independent engineers together with the Company’s engineers. These estimates are used by the Company’s operating and accounting personnel to annually adjust the Company’s rates used to expense capitalized costs and accrue closure and post-closure costs. Changes in these estimates primarily relate to changes in available airspace, future closure and post-closure costs, the Company’s credit adjusted risk free rate, inflation rates and applicable regulations. Changes in available airspace primarily include changes due to the addition of airspace lying in expansion areas deemed probable to be permitted.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill). Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets.  Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods generally ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $1,133,000 and $922,000 for the three months ended March 31, 2004 and 2003.  The Company defers costs related to incurring debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.  Other intangible assets consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Customer lists	$23,707,139	$23,707,139
Noncompetition agreements	7,277,689	7,277,689
Debt issue costs	22,008,520	22,007,533
Other	944,434	951,088
	53,937,782	53,943,449
Less accumulated amortization	22,677,582	20,957,286
	$31,260,200	$32,986,163

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

On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results.  The Company periodically evaluates the value and future benefits of its other intangible assets.  The Company assesses recoverability from future operations using cash flows of the related asset as measures.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value would be reduced to estimated fair value if it becomes probable that the Company’s estimate for expected future cash flows of the related asset would be less than the carrying amount of the related intangible assets.  There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of March 31, 2004 and December 31, 2003.

Scheduled estimated amortization of other intangible assets is as follows:

2004	$5,801,000
2005	6,455,000
2006	5,303,000
2007	4,903,000
2008	3,783,000
Thereafter	5,015,000
$31,260,000

Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Acquisition related accrued liabilities	$834,154	$1,489,429
Interest	6,835,558	2,104,923
Accrued payroll and other employee related liabilities	2,268,910	3,613,059
Accrued insurance liabilities	5,532,453	5,062,902
Other	6,185,049	5,242,212
	$21,656,124	$17,512,525

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities.  Deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect, if any, of acquisitions and dispositions.  Deferred tax assets include tax loss carry forwards, and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended March 31, 2004 is due primarily to an increase in the valuation allowance.  The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended March 31, 2003 is due primarily to state and local income taxes.

4.                                      Acquisitions

All acquisitions are accounted for as purchases and, accordingly, only the operations of the acquired companies since the acquisition dates are included in the accompanying unaudited consolidated financial statements.  During the three months ended March 31, 2004, the Company did not make any acquisitions.  The allocation of the purchase price for the Seneca Meadows, Inc. (SMI) acquisition, which was consummated in October 2003, is preliminary and will be finalized upon completion of valuation analyses of certain assets and liabilities associated with the landfill owned by SMI, which the Company expects to occur by June 30, 2004.  Upon completion of such valuation analyses, the Company may be required to reallocate a portion of such purchase price among the Company’s assets and liabilities.  The Company does not believe any such reallocation will have a material effect on its consolidated financial statements.

5.                                      Landfill and Accrued Environmental Costs

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

Once the Company has determined the final capping, closure and post-closure costs, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value.  The Company inflates these costs in current dollars until the expected time of payment using an annual inflation rate and discounts these costs to present value using a credit-adjusted, risk-free discount rate.  The Company reviewed the inflation rate to be used for 2004 and determined that a rate of 2.5%, which is the rate used by most waste industry participants, was appropriate.  The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for the Company’s credit rating.  Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.  During the three months ended March 31, 2004, the Company used a credit-adjusted risk free rate of 7.86%.

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

The Company records the estimated fair value of final capping, closure and post-closure liabilities for its landfills based on the respective final capping or landfill capacities consumed through the current period.  The liability and corresponding asset are recorded on a per-ton basis.  The estimated fair value of each final capping event will be fully accrued when the tons associated with such capping event have been disposed in the landfill.  Additionally, the estimated fair value of total final capping, closure and post-closure costs will be fully accrued for each landfill at the time the site discontinues accepting waste and is closed.  Closure and post-closure accruals include estimates for methane gas control, leachate management and ground-water monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure.  Daily maintenance activities, which include many of these costs, are incurred during the operating life of the landfill and are expensed as incurred.  Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill cap; fence and road maintenance; and third party inspection and reporting costs.  For purchased disposal sites, the Company assesses and records final capping, closure and post-closure costs and the percentage of airspace consumed related to such obligations as of the date it assumed the responsibility.  Thereafter, the Company accounts for the landfill and related final capping, closure and post-closure obligations consistent with the policy described above.

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

The following is a roll-forward of amounts accrued for final closure and post-closure costs and environmental costs:

	Final Closure/ Post-Closure Costs	Environmental Costs	Total
Balance at December 31, 2003	$19,928,909	$27,527,860	$47,456,769
Obligations incurred	697,313	100,677	797,990
Acquisition related adjustments	(42,135)	—	(42,135)
Obligations settled	(7,856)	(348,813)	(356,669)
Revisions in estimates	(191,072)	(1,194)	(192,266)
Accretion	461,748	29,460	491,208

Balance at March 31, 2004	$20,846,907	$27,307,990	$48,154,897

6.              Long-Term Debt

Long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Revolving credit loan	$31,100,000	$29,600,000
Term loan	199,000,000	200,000,000
Senior subordinated notes due June 15, 2012	152,853,662	150,998,599
Other	173,693	262,389
Total long-term debt	383,127,355	380,860,988
Less current portion	2,173,693	2,731,595
	$380,953,662	$378,129,393

Scheduled maturities of long-term debt are as follows:

2004	$2,142,899
2005	2,030,794
2006	2,000,000
2007	2,000,000
2008	33,100,000
Thereafter	339,000,000
$380,273,693

On October 10, 2003, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Facility).  The Credit Facility is provided by a syndicate of lenders led by Fleet National Bank, as administrative agent (Fleet), and LaSalle National Bank Association, as syndication agent, and includes a $200,000,000 senior secured term loan, a $200,000,000 senior secured revolving loan, and has a maximum of $80,000,000 letters of credit sub-limit.  Subject to certain conditions, the Company may request an increase in the revolving loan portion or the term loan portion of the Credit Facility of up to $50,000,000, such that the total of the revolving loan and term loan portions would equal $450,000,000.  As of March 31, 2004, there was $31,100,000 (excluding $49,727,000 underlying letters of credit) outstanding under the revolving loan portion of the Credit Facility and $119,173,000 of remaining capacity (of which $15,314,000 was immediately available for borrowing) under the revolving loan portion, plus a maximum of $30,273,000 underlying letters of credit.  In order to borrow under the revolving loan portion of the Credit Facility, the Company must satisfy customary conditions including maintaining certain financial ratios.  If a default under the indenture governing the 10.25% Senior Subordinated Notes due 2012 (Notes) or Credit Facility should occur, the holders of the Notes or the lenders under the Credit Facility could elect to declare all amounts borrowed to be immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the indenture governing our Notes or the Credit Facility, that contain cross-acceleration or cross-default provisions being declared immediately due and payable and the lenders could terminate all commitments there under.  The Credit Facility is secured by a pledge of the stock of the Company’s direct and indirect subsidiaries and a lien on substantially all of the Company’s direct and indirect subsidiaries’ assets.  The Credit Facility also contains covenants which restrict the Company’s ability to, among other things, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into a merger or consolidation, make specified payments, including dividends, and enter into certain franchise agreements.  These limitations are subject to certain qualifications and exceptions.

Pursuant to the terms of the Credit Facility, during the 12 months that commences on October 1 and ends on September 30, the Company is required to repay 1.0% (except for the 12-month period prior to maturity when it is required to repay 94.0%) of the principal amount of the term loan portion of its senior credit facility in quarterly installments payable on the last business day of each calendar quarter.  In addition, the Company’s senior credit facility requires it to prepay the term loan with, subject to certain conditions and exceptions, 100.0% of the net cash proceeds it receives from any disposition of assets in excess of $5.0 million in the aggregate per year, 100.0% of the net cash proceeds it receives from the incurrence of any permitted indebtedness (other than up to $100.0 million of additional subordinated indebtedness) and 50.0% of the net cash proceeds it receives in connection with any issuance of the Company’s equity (other than equity the Company issues (i) in an aggregate amount not to exceed $100.0 million, (ii) as payment in a permitted acquisition or (iii) to employees, consultants or directors in connection with the exercise of options under bona fide option plans).  The Company is also required to prepay the term loan with the percentage of excess consolidated operating cash flow (to be calculated for each fiscal year, and which includes, generally, consolidated EBITDA, plus or minus net working capital changes and extraordinary cash items, less the sum of (a) capital expenditures, (b)  the cash purchase price of any permitted acquisitions, (c)  cash payments for taxes, (d) cash payments of interest and (e)  the scheduled principal repayments of indebtedness, in each case of clauses (a) through (e), paid during such period) corresponding to the applicable leverage ratio set forth below:

Leverage Ratio	Percentage of Excess Consolidated Operating Cash Flow Required as Mandatory Prepayment of Term Loan
> 3.50:1.00	50%
> 3.00:1.00 and <3.50:1.00	25%
<3.00:1.00	0%

The Credit Facility permits borrowings at floating interest rates based, at the Company’s option, on the designated Eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of March 31, 2004, the interest rate applicable to $23,600,000 outstanding under the revolving loan portion of the Company’s senior credit facility was LIBOR plus 325 basis points, or 4.37%, and the interest rate applicable to the remaining balance of $7,500,000 outstanding there under was Fleet’s prime rate plus 100 basis points, or 5.25%.  As of March 31, 2004, the interest rate applicable to $100,000,000 outstanding under the term loan portion of its senior credit facility was LIBOR plus 300 basis points, or 4.25%, and the interest rate applicable to the remaining balance of $99,000,000 outstanding there under was Fleet’s prime rate plus 75 basis points, or 5.00%.  The revolving loan portion of the Credit Facility expires on September 30, 2008 and the term loan portion of the Credit Facility expires on September 30, 2010.

In June 2002, the Company issued $150,000,000 of the Notes in a private placement and registered the Notes under the Securities Act of 1933 in December 2002.  Interest is payable semi-annually on June 15th and December 15th.  The Notes are guaranteed by all of IESI’s current subsidiaries, all of which are 100% owned by IESI.  Condensed consolidating financial information is not provided because IESI has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and there are no significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

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

In January 2004, the Company entered into four interest rate swap agreements, which are effective through January 2007, with four financial institutions.  Under each swap agreement, the variable interest rate on $25,000,000 outstanding under the Credit Facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.

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

Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of March 31, 2004, the Company was not aware of any such environmental liabilities (other than those recorded in the Company’s consolidated financial statements).

In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company.  From time to time, the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of March 31, 2004, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.  See footnote 11, Subsequent Events, for a discussion of litigation matters.

8.              Redeemable Preferred Stock

The Company had redeemable preferred stock on its balance sheet of approximately $289,994,000 as of March 31, 2004 and $283,054,000 as of December 31, 2003, representing the carrying value of its preferred stock as of such dates.  In accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities, the Company has classified its preferred stock outside of permanent equity because, pursuant to the terms of such preferred stock, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events.  Such redemption is not deemed to be solely within the Company’s control because holders of the Company’s preferred stock currently control a majority of the votes of the Company’s board of directors.

9.              Segment Reporting

The Company’s two geographic regions are the Company’s reportable segments. The segments provide integrated waste management services consisting of collection, transfer, disposal, and recycling services to commercial, industrial, municipal, and residential customers. Summarized financial information concerning the Company’s reportable segments for the three-month periods ended March 31 is shown in the following table:

	South Region	Northeast Region	Corporate Functions	Total
Three Months Ended March 31, 2004
Outside revenues
Collection	$37,872,178	$8,623,863	$—	$46,496,041
Transfer	1,060,679	9,683,940	—	10,744,619
Disposal	2,637,809	12,045,341	—	14,683,150
Recycling	708,737	1,119,364	—	1,828,101
Other	115,707	195,213	—	310,920
Total outside revenues	42,395,110	31,667,721	—	74,062,831
Income (loss) from operations	2,258,238	6,606,928	(2,419,417)	6,445,749
Depreciation, depletion and amortization	7,335,916	6,926,827	171,478	14,434,221
Purchases of property and equipment	4,912,863	5,331,540	124,498	10,368,901
Goodwill	90,744,576	47,628,196	—	138,372,772
Total assets	304,312,435	380,248,369	19,001,100	703,561,904

Three Months Ended March 31, 2003
Outside revenues
Collection	$31,691,112	$8,103,292	$—	$39,794,404
Transfer	1,166,308	9,327,280	—	10,493,588
Disposal	1,634,698	1,542,225	—	3,176,923
Recycling	672,479	1,011,350	—	1,683,829
Other	191,597	73,530	—	265,127
Total outside revenues	35,356,194	20,057,677	—	55,413,871
Income (loss) from operations	3,525,653	1,939,256	(2,028,239)	3,436,670
Depreciation, depletion and amortization	5,945,982	1,746,984	181,491	7,874,457
Purchases of property and equipment	7,272,802	2,075,997	122,373	9,471,172
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	1,380,885	—	—	1,380,885
Goodwill acquired	109,506	—	—	109,506
Goodwill	80,890,618	47,628,196	—	128,518,814
Total assets	265,049,848	154,460,135	14,536,463	434,046,446

Seasonality and weather can temporarily affect some of the Company’s revenue and expenses.  The Company generally experiences lower construction and demolition waste volumes during the winter months when the construction industry slows down.  Frequent and/or heavy snow and ice storms can affect the productivity of the Company’s operations.  In the Company’s South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 to 90 day period can put additional stress on the construction industry, lowering the volumes of waste the Company handles.  Significantly below normal rainfall can lead to higher levels of construction activity, increasing the Company’s volumes.

10.  Stock Options

On January 28, 2004, the Compensation Committee of the Board of Directors of the Company granted non-qualified stock options to purchase an aggregate of 79,794 shares of the Company’s Class A voting common stock to certain employees and directors of the Company pursuant to the Company’s 1999 Stock Option Plan, as amended (the Plan).  The options were granted at an exercise price of $100.00 per share, which was equal to or greater than the estimated fair value of the underlying shares.  On the same date, the Board of Directors also approved an amendment to the Plan increasing the number of options authorized to be granted thereunder from 250,000 to 400,000.  Options granted under the Plan expire 10 years from the date of grant and generally become fully vested over periods ranging from 5 to 8 years.

The following schedule reflects the pro forma impact on net loss of accounting for the Company’s stock option grants using SFAS No. 123, “Accounting for Stock-Based Compensation,” which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model.

	2004	2003
For the three months ended March 31,
Reported net loss	$(1,220,584)	$(2,031,621)
Less: compensation expense per SFAS No. 123	50,337	35,382
Pro forma net income loss	$(1,270,921)	$(2,067,003)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no material changes relating to our critical accounting estimates during the three months ended March 31, 2004.

Sources of Revenue

Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services.  We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners’ associations, or subscription arrangements with homeowners.  We estimate that more than 40% of our South Region’s revenue was generated from 273 municipal contracts during 2003 and 280 municipal contracts during the three months ended March 31, 2004.  Our contracts with the City of New York represented in the aggregate approximately 30% of our Northeast Region’s, and approximately 11% of our overall, revenue in 2003 and approximately 22% of our Northeast Region’s, and approximately 9% of our overall, revenue during the three months ended March 31, 2004.  Contracts with municipalities provide relatively consistent cash flow during their terms.  Our municipal contracts generally last from three to five years and usually have renewal options.  Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term.  These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal, and subsequently on a bid or negotiated renewal basis.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.  Depending on fluctuating commodity prices, we sometimes also generate revenue from the sale of recyclable commodities; however, such revenue does not represent a significant part of our total recycling revenue.  After recyclables are collected, they are delivered to other sorting facilities operated by third parties.

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

We charge transfer station and landfill customers a “tipping fee” either on a per-ton or per-yard basis for disposing of their municipal solid waste, or MSW, construction and demolition, or C&D, waste or both at the transfer stations and landfills we operate.  We generally base our transfer station “tipping fees” on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.  We generally base our landfill “tipping fees” on market factors and the type and weight or volume of the waste deposited and the type and size of the vehicles used in the transportation of the waste.

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

Effective September 2003, the City of New York revised its waste collection services maximum rate to permit haulers to charge commercial customers either the pre-existing $12.20 per loose yard rate or a new rate of $160.00 per ton.  The disposal facilities in and around New York City charge by the ton.  However, prior to September 2003, the maximum rate was imposed on a per loose yard basis only.  Accordingly, based on the weight of certain customers’ loose yardage, it was not economical for us to service customers with heavy waste.  As a result, until recently, our New York City collection operations focused on customers with light loose garbage and customers with a large paper recycling component, which enabled us to reduce our cost of disposal.  The new tonnage rate will enable our New York City collection operations to service all customers in all areas in which we operate.

In 2002, New York City announced changes to its Solid Waste Management Plan, pursuant to which it planned to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of approximately 12,000 tons of MSW per day.  New York City initially intended to implement these changes by retrofitting and repermitting its marine transfer stations by 2008 so that the stations could containerize the City’s residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.  However, during 2003, New York City determined that this plan was not feasible, based on estimates of the costs necessary to complete the plan, and decided to seek proposals from private industry with respect to the transfer and disposal of New York City’s residential waste stream.  In early 2004, the City requested proposals to receive, transfer, transport and dispose the City’s residential waste stream.  The City also requested expressions of interest to provide waste disposal capacity in New York State.  We submitted our proposals in late March 2004, and the City is currently evaluating all proposals and expressions of interest.  The City has not provided timelines for award or implementation dates.

The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	Three Months Ended March 31,
	2003	2004(1)

Collection	71.8%	62.8%
Transfer	18.9%	14.5%
Disposal	5.8%	19.8%
Recycling	3.0%	2.5%
Other	0.5%	0.4%
Total	100.0%	100.0%

(1)  The increase in the percentage of our total reported revenue attributable to our disposal services during the three months ended March 31, 2004 primarily resulted from our acquisition on October 9, 2003 of the Seneca Falls, New York landfill in our Northeast Region, and the addition in our South Region of three operating landfills, including two greenfield sites acquired in 2002, which we opened in August 2003, and an operating landfill which we purchased in July 2003.  Excluding the effects of these four landfills, the disposal percentage for the three months ended March 31, 2004 would have been substantially the same as the disposal percentage for the three months ended March 31, 2003.  During the three months ended March 31, 2004, our total revenue increased by an aggregate of $18.7 million from the corresponding three-month period in 2003.  This increase primarily resulted from increases in our revenue from collection services ($6.7 million increase from the corresponding three-month period in 2003), disposal services ($11.5 million increase from the corresponding three-month period in 2003) and transfer services ($251,000 increase from the corresponding three-month period in 2003).

Cost Structure

Our operating expenses include labor, fuel, equipment maintenance, “tipping fees” paid to third-party transfer stations and disposal facilities, workers’ compensation, vehicle insurance, third-party transportation expenses and accretion expense.  We monitor the fluctuation in fuel prices and, from time to time, if this cost increases at a higher rate than inflation, we generally pass the additional cost on to our customers.  Our business strategy is to develop vertically integrated operations to internalize — transfer to and dispose of at our own landfills — the waste that we handle and thus realize higher margins from our operations.  By disposing of waste at our landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills.  We currently internalize approximately 59% of the solid waste that we handle and deliver the rest to third-party disposal facilities.  Some of our municipal contracts require us to provide only collection services and to dispose of the collected waste at a designated third-party disposal facility (at no cost to us) with whom the municipality has contracted with directly.

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

We operate 23 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently, and by consolidating waste to gain volume discounts on disposal rates.

General and administrative expenses include management, clerical and administrative compensation and overhead costs associated with our marketing and sales force, professional services and community relations expenses.

Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs using life cycle accounting and the units-of-consumption method, and amortization of intangible assets other than goodwill using the straight-line method.  In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets, including non-competition covenants and certain contracts that are determinable both in terms of size and life.  We determine the value of the intangible assets other than goodwill by considering, among other things, the present value of the cash flows associated with those assets.

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

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  Under SFAS No. 143, costs associated with final capping activities that occur during the operating life of a landfill, as well as closure and post-closure activities, are accounted for as asset retirement obligations on a discounted basis.  We recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred.  We recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover.  The landfill retirement obligations are initially measured at estimated fair value.  Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate of 7.86% during 2004.  Accretion is recorded on all landfill retirement obligations using the effective interest method.  We amortize landfill retirement costs arising from closure and post-closure obligations, which are capitalized as part of the landfill asset, using our historical landfill accounting practices.  We amortize landfill retirement costs arising from final capping obligations, which are also capitalized as part of the landfill asset, on a units-of-consumption basis over the number of tons of waste that each final capping event covers.

We periodically evaluate the value and future benefits of our goodwill and other intangible assets. For intangible assets other than goodwill, we assess the recoverability from future operations using cash flows of the related assets as measures.  Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related intangible assets would be less than the carrying amount of the intangible assets.  As of March 31, 2004, there were no adjustments to the carrying amounts of intangibles other than goodwill resulting from these evaluations.

We test goodwill for impairment using the two-step process prescribed in SFAS No. 142.  The first step is a screen for potential impairment and the second step measures the amount of the impairment, if any.  We performed our annual impairment test during the fourth quarter of 2003 and incurred no impairment.  As of March 31, 2004, goodwill and other intangible assets represented approximately 24.1% of total assets, 58.5% of redeemable preferred stock and 79.0% of the sum of our redeemable preferred stock and stockholders’ equity (deficit).

Seasonality

Seasonality and weather can temporarily affect our revenue and expenses.  We generally experience lower C&D waste volumes during the winter months when the construction industry slows down.  Frequent and/or heavy snow, ice storms and very cold weather can affect our revenue, primarily from our transfer station and landfill operations which are volume based, and the productivity of our collection operations.  In our South Region, higher than normal rainfall and more frequent rain and ice storms over a 30 to 90 day period can put additional stress on the construction industry, lowering the volumes of waste we handle.  Significantly below normal rainfall can lead to higher levels of construction activity, increasing our volumes.

Impact of Inflation

To date, inflation has not significantly affected our operations.  Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill “tipping fees” and, in some cases, fuel costs.  Accordingly, we believe that we would be able to increase prices to offset many cost increases that result from inflation.  However, competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation.

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

All of our acquisitions have been accounted for as purchases and, accordingly, only the operations of acquired companies since their respective acquisition dates are included in our consolidated financial statements.  These acquisitions were financed through a combination of funds borrowed under our senior credit facility and proceeds from private offerings of shares of our preferred stock.  We expect to be able to finance any future acquisitions with cash provided from operations, borrowings under our senior credit facility, debt or equity offerings, or some combination of the foregoing.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	Three Months Ended March 31,
	2003		2004
	$	%	$	%

South Region	35,356	63.8	42,395	57.2
Northeast Region	20,058	36.2	31,668	42.8
Services revenue	55,414	100.0	74,063	100.0
Operating expense	37,043	66.9	43,734	59.0
General and administrative	7,060	12.7	9,449	12.8
Depreciation, depletion and amortization	7,874	14.2	14,434	19.5
Income from operations	3,437	6.2	6,446	8.7
Interest expense, net	(4,330)	(7.8)	(6,888)	(9.3)
Other income (expense), net	2	—	(779)	(1.1)
Income tax benefit (expense)	390	0.7	—	—
Cumulative effect of change in accounting principle	(1,531)	(2.8)	—	—
Net loss	(2,032)	(3.7)	(1,221)	(1.7)

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Revenue.  Our revenue increased by $18.7 million, or 33.7%, to $74.1 million during the three months ended March 31, 2004 from $55.4 million during the three months ended March 31, 2003.  Acquisitions completed since January 2003 contributed $15.1 million, or 27.1%, to the increase in our revenue during the three months ended March 31, 2004.  Excluding incremental revenue from acquisitions, our revenue increased by $3.6 million, or 6.6%.  Our new business, from both new municipal contracts and increased sales from existing operations, contributed 2.1% of such increase, while price increases contributed 4.5%.  In our South Region, our revenue increased by $7.0 million, or 19.9%, to $42.4 million during the three months ended March 31, 2004 from $35.4 million during the corresponding three-month period in 2003.  In our Northeast Region, our revenue increased by $11.6 million, or 57.9%, to $31.7 million during the three months ended March 31, 2004 from $20.1 million during the corresponding three-month period in 2003.

Operating Expenses.  Our operating expenses increased by $6.7 million, or 18.1%, to $43.7 million during the three months ended March 31, 2004 from $37.0 million during the three months ended March 31, 2003.  Operating expenses as a percentage of our revenue decreased by 7.9% to 59.0% during the three months ended March 31, 2004 from 66.9% during the three months ended March 31, 2003.  The increase in our operating expenses was substantially due to additional expenses associated with the increase in our revenue from acquired operations and new business during the same period.  Integration of newly-acquired businesses into our organizational structure typically takes three to six months.  The labor, maintenance, fuel and disposal costs related to newly-acquired businesses are generally higher during the integration period.  Start-up and integration costs related to a municipal contract typically are incurred in the one-to two-month period prior to, and the one-to two-month period after, the commencement of the contract. During this period, labor costs are generally higher due to delivery of containers, residential carts and recycling bins to the new municipality and training of newly-hired employees.  The margin improvement in operating expenses during the three months ended March 31, 2004 was primarily attributable to our Seneca Falls, New York landfill acquisition consummated in October 2003, which resulted in a substantial increase in our revenue and only an incremental increase in our operating expenses.

General and Administrative.  Our general and administrative expenses increased by $2.4 million, or 33.8%, to $9.4 million during the three months ended March, 31 2004 from $7.0 million during the three months ended March 31, 2003.  General and administrative expenses as a percentage of our revenue increased by 0.1% to 12.8% during the three months ended March 31, 2004 from 12.7% during the three months ended March 31, 2003.  Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead which was necessary to accommodate our internal growth from our collection operations.  In addition, during the three months ended March 31, 2004, we recorded a $102,000 write-off  related to certain costs incurred in connection with aborted acquisition transactions. We also incurred $100,000 of accounting and legal costs related to the ongoing investigation at one of our collection divisions in our South Region, as described in more detail in Part I. Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $6.5 million, or 83.3%, to $14.4 million during the three months ended March 31, 2004 from $7.9 million during the three months ended March 31, 2003.  Depreciation, depletion and amortization as a percentage of our revenue increased by 5.3% to 19.5% during the three months ended March 31, 2004 from 14.2% during the three months ended March 31, 2003.  This increase resulted primarily from the inclusion of depreciation, depletion and amortization expenses related to businesses acquired in 2003 and depreciation of capital assets purchased for internal growth.  The Seneca Falls, New York landfill we acquired in October 2003 increased our depreciation, depletion and amortization expenses by $4.5 million during the three months ended March 31, 2004.  During 2003, we also added three operating landfills, including two greenfield sites acquired in 2002 which we opened in August 2003 and an operating landfill which we purchased in July 2003, which have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.  Additionally, depletion expense related to the Bethlehem landfill expansion permit we obtained in April 2003, which increased our daily permitted volume at the landfill from 750 tons to 1,375 tons, resulted in an increase to depletion expense for the three months ended March 31, 2004 of $530,000.

Income from Operations.  Our income from operations increased by $3.0 million, or 87.5%, to $6.4 million during the three months ended March 31, 2004 from $3.4 million during the three months ended March 31, 2003.  Income from operations as a percentage of our revenue increased by 2.5% to 8.7% during the three months ended March 31, 2004 from 6.2% during the three months ended March 31, 2003.  The increase in income from operations was attributable to acquisitions closed in 2003, primarily the Seneca Falls, New York landfill acquisition, price increases, increased internalization of collection volumes into the landfills we operate and internal growth, partially offset by additional depreciation, depletion and amortization expenses related to such acquisitions, the Bethlehem landfill expansion permit and internal growth.

Interest Expense, Net.  Our interest expense, net, increased $2.6 million, or 59.1%, to $6.9 million during the three months ended March 31, 2004 from $4.3 million during the three months ended March 31, 2003.  Interest expense, net, as a percentage of our revenue, increased to 9.3% during the three months ended March 31, 2004 from 7.8% during the three months ended March 31, 2003.  This increase was attributable to higher debt levels during the three months ended March 31, 2004 as compared to the same period in 2003, primarily due to our acquisition of the Seneca Falls, New York landfill in October 2003 and other smaller acquisitions closed during 2003.

Other Expenses.  Our other expenses increased by $781,000 to $779,000 during the three months ended March 31, 2004 from other income of $2,000 during the three months ended March 31, 2003.  The increase was primarily the result of an unrealized loss related to a $660,000 decrease in the fair value of an old corrugated cardboard hedge and additional state franchise taxes.

Income Tax Expense.  Our income tax expense increased by $390,000 to $0 during the three months ended March 31, 2004 from a benefit of $390,000 during the three months ended March 31, 2003.  The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended March 31, 2004 is due primarily to an increase in the valuation allowance related to deferred tax assets.

Cumulative Effect of Change in Accounting Principle.  We incurred no such expense during the three months ended March 31, 2004.  During the three months ended March 31, 2003, we recorded an after-tax expense of $1.5 million from a cumulative effect of a change in accounting principle related to our adoption of SFAS No. 143 on January 1, 2003.  For more information on SFAS No. 143, please refer to Note 2 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flow

The following is a summary, for the periods indicated, of our cash flows (in thousands):

	Three Months Ended March 31,
	2003	2004
Net cash provided by operating activities	$7,203	$9,112
Net cash used in investing activities	$(11,358)	$(10,485)
Net cash provided by financing activities	$4,108	$411

During the three months ended March 31, 2004, net cash used in investing activities was $10.5 million.  Of this amount, $9.8 million was used for capital expenditures, principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash provided by financing activities during the three months ended March 31, 2004 was $411,000, which consisted of a net borrowing increase under our senior credit facility.

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

The following table, for the periods indicated, summarizes the components of the reconciliation of our debt balances:

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Roll-forward of debt balance:
Debt balance at beginning of period	$198,571	$380,861
Free cash flow deficit before acquisitions(1)	2,269	1,256
Acquisitions and divestitures	1,381	—
Acquisition-related and other expenditures	506	116
Debt issue costs	436	—
Increase in cash	(47)	(961)
Addition related to the change in fair value of interest rate swap from long-term debt	538	1,855

Debt balance at end of period	$203,654	$383,127

(1)          Free cash flow (surplus or deficit) before acquisitions is not a measure of liquidity, operating performance or cash flow from operating activities under GAAP.  Free cash flow before acquisitions is defined as net cash provided by operating activities, less capital expenditures (other than for acquisitions) and capitalized interest.  We believe that the presentation of free cash flow before acquisitions is useful to investors because it allows them to assess and understand our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets.  Free cash flow before acquisitions does not represent our residual cash flow available for discretionary expenditures because we have mandatory debt service requirements and other required expenditures that are not deducted from free cash flow deficit before acquisitions.  Free cash flow before acquisitions does not capture debt repayment and/or the receipt of proceeds from the issuance of debt.  We use free cash flow before acquisitions as a measure of recurring operating cash flow.  We do not intend for free cash flow before acquisitions to be considered in isolation or as a substitute for GAAP measures.  Other companies may define this financial measure differently.  The most directly comparable GAAP measure to free cash flow before acquisitions is net cash provided by operating activities.  Following is a reconciliation of free cash flow before acquisitions to net cash provided by operating activities:

		Three Months Ended March 31,
		2003	2004
		(in thousands)
Free cash flow (deficit) before acquisitions		$(2,269)	$(1,256)
Add:	Capital expenditures, excluding acquisitions	8,853	9,789
	Capitalized interest	618	580
	Other	1	(1)
Net cash provided by operating activities		$7,203	$9,112

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

On October 10, November 20, and December 30, 2003, we issued an aggregate of 49,660 shares of our Series E convertible preferred stock for an aggregate purchase price of $49.7 million.  Net proceeds from such sales of $48.0 million were used to partially fund the acquisition of the Seneca Falls, New York landfill and the expenses related thereto.

On June 12, 2002, we completed a private offering of our 10.25% senior subordinated notes due 2012, or our Notes, at a price of 100.0%.  These Notes mature on June 15, 2012.  Interest on our Notes is due on June 15 and December 15 of each year.  Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt.  Our Notes are redeemable on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities.  The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  These limitations are subject to certain qualifications and exceptions.  As of March 31, 2004, we were in compliance with all covenants contained in the indenture governing our Notes.

In connection with our acquisition of the Seneca Falls, New York landfill, on October 10, 2003, we and our subsidiaries entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of lenders led by Fleet National Bank, as administrative agent (“Fleet”), and LaSalle Bank National Association, as syndication agent, and Fleet Securities, Inc., as arranger, which amended our then existing senior credit facility, dated as of September 14, 2004.  Our senior credit facility, as so amended, includes a $200.0 million senior secured term loan and a $200.0 million senior secured revolving loan, including an $80.0 million letter of credit sublimit.  We used the borrowing of the $200.0 million term loan and borrowings of $33.7 million in revolving loans to pay a portion of the purchase price for our acquisition of the Seneca Falls, New York landfill, refinance our then existing senior credit facility and pay related fees and expenses.  Subject to certain conditions, we may request an increase in the revolving loan or term loan portions of our senior credit facility of up to $50.0 million such that the total amount of indebtedness under our senior credit facility would equal $450.0 million.  As of March 31, 2004, there was $199.0 million outstanding under the term loan portion and $31.1 million (excluding $49.7 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility.  As of such date, we had an additional $119.2 million available under the revolving loan portion (of which $15.3 million represented immediate borrowing capacity), including a maximum of $30.3 million underlying letters of credit.  In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios.  Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries’ assets.

Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of March 31, 2004, the interest rate applicable to $23.6 million outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.37%, and the interest rate applicable to the balance of $7.5 million outstanding thereunder was Fleet’s prime rate plus 125 basis points, or 5.25%.  As of March 31, 2004, the interest rate applicable to $100.0 million outstanding under the term loan portion of our senior credit facility was LIBOR plus 300 basis points, or 4.25%, and the interest rate applicable to the balance of $99.0 million outstanding thereunder was Fleet’s prime rate plus 100 basis points, or 5.0%.  The revolving loan and term loan portions of our senior credit facility mature on September 30, 2008 and September 30, 2010, respectively.

Pursuant to the terms of our senior credit facility, during 12 months that commences on October 1 and ends on September 30, we are required to repay 1.0% (except for the 12-month period prior to maturity when we are required to repay 94.0%) of the principal amount of the term loan portion of our senior credit facility in quarterly installments payable on the last business day of each calendar quarter.  In addition, our senior credit facility requires us to prepay the term loan with, subject to certain conditions and exceptions, 100.0% of the net cash proceeds we receive from any disposition of assets in excess of $5.0 million in the aggregate per year, 100.0% of the net cash proceeds we receive from the incurrence of any permitted indebtedness (other than up to $100.0 million of additional subordinated indebtedness) and 50.0% of the net cash proceeds we receive in connection with any issuance of our equity (other than equity we issue (i) in an aggregate amount not to exceed $100.0 million, (ii) as payment in a permitted acquisition or (iii) to employees, consultants or directors in connection with the exercise of options under bona fide option plans).  We are also required to prepay the term loan with the percentage of excess consolidated operating cash flow (generally, for any fiscal year, consolidated EBITDA, plus or minus net working capital changes and extraordinary cash items, less the sum of (a) capital expenditures, (b)  the cash purchase price of any permitted acquisitions, (c)  cash payments for taxes, (d) cash payments of interest and (e)  the scheduled principal repayments of indebtedness, in each case of clauses (a) through (e), paid during such period) corresponding to the applicable leverage ratio set forth below:

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

•                                          Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $213.4 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the second quarter of 2004.

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

As of March 31, 2004, we were in compliance with our senior credit facility financial covenants:  our consolidated debt to consolidated EBITDA(1) ratio was 4.33:1, our consolidated senior debt to consolidated EBITDA(1) ratio was 2.61:1, our consolidated EBITDA(1) to consolidated interest expense ratio was 3.03:1 and our consolidated net worth was $214.7 million ($1.3 million in excess of the minimum required under our senior credit facility).  In addition, our fiscal 2003 annual capital expenditures of $54.9 million less capital purchased for new municipal contracts of $3.9 million did not exceed 1.6 times our fiscal 2003 annual depreciation and depletion expense.  Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

Our senior credit facility also contains covenants which, among other things, restrict our ability to, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into a merger or consolidation, make specified payments, including dividends, and enter into certain franchise agreements.  These limitations are subject to certain qualifications and exceptions.

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

In January 2004, we entered into four interest rate swap agreements, which are effective through January 2007, with four financial institutions.  Under each swap agreement, the variable interest rate on $25.0 million outstanding under our senior credit facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.

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

regulatory changes could increase the costs of operating our business, accelerate required expenditures for closure activities and post-closure monitoring, and obligate us to spend sums in addition to those presently reserved for such purposes.  These factors could substantially increase our operating costs and adversely affect our results of operations, financial condition and cash flow.

We believe that cash flow from operations and borrowings under the revolving loan portion of our senior credit facility will provide adequate cash to fund our working capital, capital expenditure, debt service, and other cash requirements for the foreseeable future.  Our ability to meet future working capital, capital expenditure and debt service requirements, to provide financial assurance, as requested or required, and to fund capital amounts required for the expansion of our existing business will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  See “—Disclosure Regarding Forward Looking Statements.” We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our debt or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all.  Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under, and compliance with certain other covenants in, our senior credit facility, we may need to raise additional capital.  We may raise such funds through public or private offerings of our debt or equity securities.  We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all.

Working capital at March 31, 2004 was a deficit of $3.0 million as compared to a working capital deficit of $8.0 million at December 31, 2003.  The $5.0 million reduction in working capital deficit during the three months ended March 31, 2004 was partially attributable to a $2.0 million decrease in capital expenditures accrued in accounts payable as of March 31, 2004, primarily related to landfill construction projects and new municipal contracts, and a $1.6 million increase in 2004 insurance premiums prepaid during the three months ended March 31, 2004. There is no covenant in our senior credit facility directly tied to working capital.  At March 31, 2004, our immediately available borrowing capacity was sufficient to cover the working capital deficit.

Capital Expenditures

We made capital expenditures of $10.4 million during the three months ended March 31, 2004, including $1.9 million for new municipal contracts and $580,000 of capitalized interest primarily related to landfill construction and permitting projects.  We expect our capital expenditures with respect to our existing business to range from approximately $37.0 million to $42.0 million during the remainder of 2004, including approximately $2.0 million to $3.0 million for new municipal contracts, $1.9 million to $2.4 million of capitalized interest primarily related to landfill construction and permitting projects and $2.5 million to $3.0 million for new transfer station and greenfield landfill projects.  We intend to fund our remaining 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than the financial assurance instruments, which are issued in our ordinary course of business and are not debt (and, therefore, are not reflected in our consolidated balance sheet) which are discussed under “Significant Commercial Commitments” in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Related Party Transactions

We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position.  We do not guarantee any third party debt.

Obligations and Commitments

For a discussion of our obligations and commitments, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  There were no significant changes in our business during the three months ended March 31, 2004 that would require an update to those disclosures.

Recent Accounting Pronouncements

For a description of new accounting pronouncements that affect us, please see Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  There were no new accounting pronouncements during the three months ended March 31, 2004 which we expect to have a material effect on our consolidated financial statements.

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

These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those currently anticipated.  These risks and uncertainties include:  our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings; our growth strategy depends, in part, on our acquiring other solid waste management or related businesses and expanding our existing landfills and other operations, which we may be unable to do; we may not be able to successfully manage our growth; we face risks related to an ongoing internal investigation at one of our operating divisions; competition could reduce our profitability or limit our ability to grow; state and municipal requirements to reduce landfill disposal by encouraging various alternatives may adversely affect our ability to operate our landfills at full capacity; we may lose contracts through competitive bidding or early termination, which would cause our revenue to decline; we are geographically concentrated in the northeastern and southern United States and susceptible to those regions’ local economies and regulations; the loss of the City of New York as a customer could have a significant adverse effect on our business and operations; our substantial debt could adversely affect our financial condition and make it more difficult for us to make payments with respect to our debt; despite our current indebtedness, we and our subsidiaries may be able to incur substantially more debt, exacerbating such risks; we require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors, some of which are beyond our control; our failure to comply with the covenants contained in our senior credit facility or the indenture governing our Notes, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition; covenant restrictions in our senior credit facility and the indenture governing our Notes may limit our ability to operate our business; the interests of our controlling stockholders could conflict with those of other holders of our securities; we depend heavily on our senior management; if we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional MSW collection contracts or retain necessary landfill operating permits; we are subject to extensive legislation and governmental regulation that may restrict our operations or increase our costs of operations; we may not be able to obtain permits we require to operate our business; we may be subject to legal action relating to compliance with environmental laws; we may have liability for environmental contamination; and we will always face the risk of liability, and insurance may not always be available or sufficient.

For a further list and description of such risks and uncertainties, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are also expressly qualified in their entirety by such factors.  We urge you to carefully consider such factors in evaluating the forward-looking statements and caution you not to place undue reliance on such forward-looking statements.  There may also be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business.  In light of these risks, uncertainties and assumptions, the forward-looking events may or may not occur.  The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In January 2004, we entered into four interest rate swap agreements, which are effective through January 2007, with four financial institutions.  Under each swap agreement, the variable interest rate on $25.0 million outstanding under our senior credit facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.  For a discussion of our exposure to market risks, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  Other than our entering into the four interest rate swap agreements described above, there was no significant change in those risks during the three months ended March 31, 2004.

Item 4.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that, with the exceptions described below, our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  With the exceptions described below, there were no changes in our internal control over financial reporting during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Part II. Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in March 2004, we discovered that the manager of a division in our South Region had engaged in misconduct that violated our internal policies resulting in an overstatement of our South Region’s accounts receivable as of December 31, 2003 and an understatement of its expenses during 2003.  This division accounted for approximately 4.5% of our consolidated revenues during 2003.  Based on our internal investigation conducted to date, we believe that such division’s accounts receivable were overstated by approximately $1.6 million and expenses were understated by approximately $833,000 for 2003.  Our investigation is still ongoing and we have yet to determine our exact course of action with respect to the manager of this division.  We expect that our corporate and region management will remain in direct supervision of this division until our investigation is concluded.

We believe that, based upon our investigation conducted to date, we have identified substantially all of the potential liabilities and expenses related to this incident.  We do not believe that this incident had any significant effect on prior periods.  While we believe that this was an isolated incident, during the first quarter of 2004, we took steps to improve our disclosure controls and procedures and internal control over financial reporting, including segregation of the accounting and financial reporting duties from the management duties at this division.

Part II.  Other Information

Item 1.  Legal Proceedings.

Please see Part I. Item 1. “Financial Statements,” Note 7, captioned “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

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

(b)  Reports on Form 8-K:

We did not file any reports on Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IESI CORPORATION

May 12, 2004	By:	/s/ THOMAS J. COWEE
Thomas J. Cowee
Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)