Form 10-Q
period 2004-06-30
IESI CORP
filed 2004-08-13
CIK 1076103

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of the Registrant’s Class A voting common stock, par value $.01 per share, and Class B non-voting common stock, par value $.01 per share, outstanding as of August 1, 2004 were 142,000 and 112,980.2, respectively.  There is no trading market for any class of equity securities of the Registrant.

IESI CORPORATION

i

Part I.  Financial Information

Item 1.  Financial Statements

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$3,115,627	$4,197,157
Accounts receivable-trade, less allowance of $1,897,000 and $2,397,000 at June 30, 2004 and December 31, 2003, respectively	33,728,975	30,585,797
Deferred income taxes	1,356,471	1,356,471
Prepaid expenses and other current assets	6,115,098	4,782,446
Total current assets	44,316,171	40,921,871
Property and equipment, net of accumulated depreciation of $138,567,000 and $110,218,000 at June 30, 2004 and December 31, 2003, respectively	486,764,797	488,659,850
Goodwill	138,852,199	138,335,715
Other intangible assets, net	29,892,318	32,986,163
Other assets	3,630,366	2,143,616
Total assets	$703,455,851	$703,047,215
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$22,750,618	$27,448,950
Accrued expenses and other current liabilities	21,369,813	17,512,525
Deferred revenue	1,613,845	1,231,758
Current portion of long-term debt	2,112,870	2,731,595
Total current liabilities	47,847,146	48,924,828
Long-term debt	374,315,998	378,129,393
Accrued environmental and landfill costs	48,500,924	47,456,769
Deferred income taxes	11,106,967	9,949,611
Other liabilities	1,913,695	1,282,992
Total liabilities	483,684,730	485,743,593
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at June 30, 2004 and December 31, 2003	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at June 30, 2004 and December 31, 2003	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $113,356,736 and $105,448,126 at June 30, 2004 and December 31, 2003, respectively	111,314,275	103,405,665
Redeemable Series D Convertible Preferred Stock, 55,000 shares authorized, shares issued and outstanding, liquidation preference of $72,088,105 and $68,655,338 at June 30, 2004 and December 31, 2003, respectively	69,468,228	66,035,461
Redeemable Series E Convertible Preferred Stock, 55,000 shares authorized, 49,660 shares issued and outstanding, liquidation preference of $53,300,689 and $50,762,561 at June 30, 2004 and December 31, 2003, respectively	51,659,017	49,120,889
Total redeemable preferred stock	296,933,793	283,054,288
Stockholders’ equity (deficit):
Common stock, par value $.01 at June 30, 2004 and December 31, 2003, respectively: Authorized shares: Class A—4,200,000 and 4,200,000, Class B Convertible—450,000 and 450,000, at June 30, 2004 and December 31, 2003 respectively; issued and outstanding shares: Class A—142,000, Class B Convertible—112,980, at June 30, 2004 and December 31, 2003	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(77,988,250)	(65,753,216)
Cumulative other comprehensive income	823,028	—
Total stockholders’ equity (deficit)	(77,162,672)	(65,750,666)
Total liabilities and stockholders’ equity (deficit)	$703,455,851	$703,047,215

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Services revenue	$156,894,696	$116,313,385	$82,831,865	$60,899,514
Costs and expenses:
Operating	90,249,972	76,633,436	46,515,987	39,590,646
General and administrative	19,010,181	14,796,797	9,561,305	7,736,843
Depreciation, depletion and amortization	30,456,086	16,585,574	16,021,865	8,711,117
	139,716,239	108,015,807	72,099,157	56,038,606
Income from operations	17,178,457	8,297,578	10,732,708	4,860,908
Interest expense, net	(13,768,755)	(8,957,852)	(6,881,300)	(4,627,894)
Other income (expense), net	(695,139)	(113,455)	83,739	(115,830)
Income (loss) before income taxes	2,714,563	(773,729)	3,935,147	117,184
Income tax benefit (expense)	(1,070,092)	248,895	(1,070,092)	(141,105)
Income (loss) before cumulative effect of change in accounting principle	1,644,471	(524,834)	2,865,055	(23,921)
Cumulative effect of change in accounting principle net of income tax benefit of $0	—	(1,530,708)	—	—
Net income (loss)	$1,644,471	$(2,055,542)	$2,865,055	$(23,921)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional		Cumulative Other
	Shares	Par Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2003	254,980	$2,550	—	$(65,753,216)	—	$(65,750,666)
Comprehensive income:
Net income	—	—	—	1,644,471	—	1,644,471
Other comprehensive income:
Unrealized gain on market value of interest rate swaps, net of tax expense of $535,561	—	—	—	—	823,028	823,028
Comprehensive income	—	—	—	—	—	2,467,499
Accretion of dividends on Series C, D and E Redeemable Preferred Stock	—	—	—	(13,879,505)	—	(13,879,505)

Balance at June 30, 2004	254,980	$2,550	$—	$(77,988,250)	$823,028	$(77,162,672)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$1,644,471	$(2,055,542)
Cumulative effect of change in accounting principle	—	1,530,708
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	30,456,086	16,585,574
Amortization of deferred financing costs	1,177,513	1,300,612
Capping, closure and post-closure accretion	982,416	584,377
Provision for doubtful accounts	946,321	626,411
Unrealized loss on commodity swap	560,000	—
Write off of costs associated with transactions in process	109,690	—
Deferred income tax expense (benefit)	621,795	(711,367)
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable	(4,125,575)	(3,088,552)
Prepaid expenses and other current assets	(2,088,467)	(1,504,777)
Accounts payable	(4,698,332)	1,906,585
Accrued expenses and other liabilities	4,007,941	(321,636)
Capping, closure and post closure expenditures	(1,437,138)	(203,061)
Net cash provided by operating activities	28,156,721	14,649,332
Investing Activities:
Purchases of property and equipment	(23,220,495)	(18,848,138)
Acquisitions of waste management operations	(1,187,753)	(8,561,627)
Initial development costs for newly acquired permitted landfills	—	(3,726,991)
Capitalized interest	(1,174,848)	(1,020,923)
Deferred costs associated with transactions in process	(505,636)	(764,789)
Net cash used in investing activities	(26,088,732)	(32,922,468)
Financing Activities:
Borrowings under long-term debt	16,000,000	26,400,000
Payments on long-term debt	(19,149,519)	(7,306,030)
Debt issue costs	—	(436,071)
Net cash (used in) provided by financing activities	(3,149,519)	18,657,899
Net (decrease) in cash and cash equivalents	(1,081,530)	384,763
Cash and cash equivalents at beginning of period	4,197,157	2,589,726
Cash and cash equivalents at end of period	$3,115,627	$2,974,489

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

The accompanying unaudited consolidated financial statements include the accounts of IESI and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading.  Operating results for interim periods are not necessarily indicative of the results for full years.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Additionally, certain adjustments have been made in the prior period consolidated financial statements in order to reflect changes recorded by the Company in the fourth quarter of 2003 as follows:

1.               The first six months of 2003 results include a net of tax charge of $1,530,708 related to the cumulative effect of a change in accounting principle for the initial adoption of SFAS No. 143.  Included in this amount is $54,000 recorded by the Company in the fourth quarter of 2003 due to a revision in the cumulative effect adjustment recorded in the first quarter.  For purposes of quarterly reporting, the Company has revised its net loss amount previously reported in the Company’s June 30, 2003 quarterly report for the six months then ended.

2.               In the fourth quarter of 2003 the Company recorded approximately $2,168,000 of expenses related to misconduct of a manager in the Company’s South Region.  For purposes of quarterly reporting the Company has revised its net loss amount previously reported in the Company’s June 30, 2003 quarterly report to reflect the allocation of $125,000 and $250,000 of such expenses to the second quarter and first six months of 2003, respectively.

2.                                      New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company, please see Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  There were no new accounting pronouncements during the six months ended June 30, 2004 which the Company expects to have a material effect on the Company’s consolidated financial statements.

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

The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense on property and equipment was approximately $12,293,000 and $10,087,000 for the six months ended June 30, 2004 and 2003, respectively, and approximately $6,128,000 and $5,104,000 for the three months ending June 30, 2004 and 2003, respectively.

Landfills and landfill improvements are stated at cost, and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits, and direct costs incurred to construct and develop the site.  All indirect landfill development costs are expensed as incurred.  Depletion expense was approximately $15,909,000 and $4,761,000 for the six months ended June 30, 2004 and 2003, respectively, and approximately $8,773,000 and $2,792,000 for the three months ending

June 30, 2004 and 2003, respectively. Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects and on certain assets under construction, including operating landfills.  The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects.  Interest capitalized was approximately $1,175,000 and $1,021,000 for the six months ended June 30, 2004 and 2003, respectively, and $595,000 and $403,000 for the three months ended June 30, 2004 and 2003, respectively.

Property and equipment consisted of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Land	$9,502,381	$9,189,881
Landfills	402,981,510	389,028,075
Vehicles	94,333,957	90,346,853
Containers and compactors	56,194,649	52,677,979
Machinery and equipment	36,043,148	33,085,294
Buildings and improvements	19,805,040	18,722,952
Furniture and office equipment	6,471,302	5,826,441
	625,331,987	598,877,475
Less accumulated depreciation and depletion	138,567,190	110,217,625
	$486,764,797	$488,659,850

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

Goodwill and Other Intangible Assets

Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill). Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets.  Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods generally ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $2,254,000 and $1,737,000 for the six months ended June 30, 2004 and 2003, respectively, and $1,121,000 and $815,000 for the three months ended June 30, 2004 and 2003, respectively.  The Company defers costs related to incurring debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.  Other intangible assets consisted of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Customer lists	$23,986,024	$23,707,139
Noncompetition agreements	7,336,629	7,277,689
Debt issue costs	22,011,381	22,007,533
Other	935,577	951,088
	54,269,611	53,943,449
Less accumulated amortization	24,377,293	20,957,286
	$29,892,318	$32,986,163

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

On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results.  The Company periodically evaluates the value and future benefits of its other intangible assets.  The Company assesses recoverability from future operations using cash flows of the related asset as measures.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value would be reduced to estimated fair value if it becomes probable that the Company’s estimate for expected future cash flows of the related asset would be less than the carrying amount of the related intangible assets.  There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of June 30, 2004 and December 31, 2003.

Scheduled estimated amortization of other intangible assets is as follows:

2004	$4,152,000
2005	6,514,000
2006	5,342,000
2007	4,924,000
2008	3,827,000
Thereafter	5,133,000
$29,892,000

Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Acquisition related accrued liabilities	$1,172,013	$1,489,429
Interest	2,952,557	2,104,923
Accrued payroll and other employee related liabilities	3,573,018	3,613,059
Accrued insurance liabilities	5,549,959	5,062,902
Other	8,122,266	5,242,212
	$21,369,813	$17,512,525

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

The difference in income taxes computed at the statutory rate and reported income taxes for the three and six months ended June 30, 2004 and 2003 is due primarily to state and local income taxes and adjustments to the valuation allowance related to deferred tax assets.

4.                                      Acquisitions

All acquisitions are accounted for as purchases and, accordingly, only the operations of the acquired companies since the acquisition dates are included in the accompanying unaudited consolidated financial statements.

During the six months ended June 30, 2004, the Company acquired the hauling assets of three solid waste management companies for an aggregate purchase price of approximately $1,291,000 consisting of cash and liabilities assumed.  In connection with the acquisitions, the Company recorded approximately $516,000 of goodwill, all of which is expected to be deductible for tax purposes, and approximately $338,000 of amortizing intangible assets.  The amortizing intangible assets consist of $279,000 related to customer lists with generally a seven year amortization period and $59,000 related to non-competition agreements with generally two to five year amortization periods.  The pro forma effects of the acquisitions are not significant to the Company’s operating results.

The allocation of the purchase price for the Seneca Meadows, Inc. (SMI) acquisition, which was consummated in October 2003, is preliminary and will be finalized upon completion of valuation analyses of certain assets and liabilities associated with the landfill owned by SMI, which the Company expects to occur by September 30, 2004.  Upon completion of such valuation analyses, the Company may be required to reallocate a portion of such purchase price among the Company’s assets and liabilities.  The Company does not believe any such reallocation will have a material effect on its consolidated financial statements.

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

Once the Company has determined the final capping, closure and post-closure costs, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value.  The Company inflates these costs in current dollars until the expected time of payment using an annual inflation rate and discounts these costs to present value using a credit-adjusted, risk-free discount rate.  The Company reviewed the inflation rate to be used for 2004 and determined that a rate of 2.5%, which is the rate used by most waste industry participants, was appropriate.  The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for the Company’s credit rating.  Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.  During the three months and six months ended June 30, 2004, the Company used a credit-adjusted risk free rate of 7.86%.

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

In the United States, the closure and post-closure requirements are established by the Environmental Protection Agency’s (EPA) Subtitle C and D regulations, as implemented and applied on a state-by-state basis.  The costs to comply with these requirements could increase in the future as a result of legislation or regulation.

The following is a roll-forward of amounts accrued for final closure and post-closure costs and environmental costs:

	Final Closure/ Post-Closure Costs	Environmental Costs	Total

Balance at December 31, 2003	$19,928,909	$27,527,860	$47,456,769
Obligations incurred	1,532,733	200,527	1,733,260
Acquisition related adjustments	(42,135)	—	(42,135)
Obligations settled	(207,941)	(1,229,197)	(1,437,138)
Revisions in estimates	(191,071)	(1,177)	(192,248)
Accretion	923,496	58,920	982,416

Balance at June 30, 2004	$21,943,991	$26,556,933	$48,500,924

6.                                      Long-Term Debt

Long-term debt consisted of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Revolving credit loan	$28,100,000	$29,600,000
Term loan	198,500,000	200,000,000
Senior subordinated notes due June 15, 2012	149,715,998	150,998,599
Other	112,870	262,389
Total long-term debt	376,428,868	380,860,988
Less current portion	2,112,870	2,731,595
	$374,315,998	$378,129,393

Scheduled maturities of long-term debt are as follows:

2004	$1,082,076
2005	2,030,794
2006	2,000,000
2007	2,000,000
2008	30,100,000
Thereafter	339,500,000
$376,712,870

On October 10, 2003, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Facility).  The Credit Facility is provided by a syndicate of lenders led by Bank of America Corporation (f/k/a Fleet National Bank), as administrative agent (Bank of

America), and LaSalle National Bank Association, as syndication agent, and includes a $200,000,000 senior secured term loan, a $200,000,000 senior secured revolving loan, and has a maximum of $80,000,000 letters of credit sub-limit.  Subject to certain conditions, the Company may request an increase in the revolving loan portion or the term loan portion of the Credit Facility of up to $50,000,000, such that the total of the revolving loan and term loan portions would equal $450,000,000.  As of June 30, 2004, there was $28,100,000 (excluding $48,071,000 underlying letters of credit) outstanding under the revolving loan portion of the Credit Facility and $123,829,000 of remaining capacity (of which $36,995,000 was immediately available for borrowing) under the revolving loan portion, plus a maximum of $31,929,000 underlying letters of credit.  In order to borrow under the revolving loan portion of the Credit Facility, the Company must satisfy customary conditions including maintaining certain financial ratios.  If a default under the indenture governing the 10.25% Senior Subordinated Notes due 2012 (Notes) or Credit Facility should occur, the holders of the Notes or the lenders under the Credit Facility could elect to declare all amounts borrowed to be immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the indenture governing our Notes or the Credit Facility, that contain cross-acceleration or cross-default provisions being declared immediately due and payable and the lenders could terminate all commitments there under.  The Credit Facility is secured by a pledge of the stock of the Company’s direct and indirect subsidiaries and a lien on substantially all of the Company’s direct and indirect subsidiaries’ assets.  The Credit Facility also contains covenants which restrict the Company’s ability to, among other things, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into a merger or consolidation, make specified payments, including dividends, repay subordinated indebtedness and enter into certain franchise agreements.  These limitations are subject to certain qualifications and exceptions.

Pursuant to the terms of the Credit Facility, during each 12-month period commencing on October 1 and ending on September 30, the Company is required to repay 1.0% (except for the 12-month period prior to maturity when it is required to repay 94.0%) of the principal amount of the term loan portion of its senior credit facility in quarterly installments payable on the last business day of each calendar quarter.  In addition, the Company’s senior credit facility requires it to prepay the term loan with, subject to certain conditions and exceptions, 100.0% of the net cash proceeds it receives from any disposition of assets in excess of $5.0 million in the aggregate per year, 100.0% of the net cash proceeds it receives from the incurrence of any permitted indebtedness (other than up to $100.0 million of additional subordinated indebtedness) and 50.0% of the net cash proceeds it receives in connection with any issuance of the Company’s equity (other than equity the Company issues (i) in an aggregate amount not to exceed $100.0 million, (ii) as payment in a permitted acquisition or (iii) to employees, consultants or directors in connection with the exercise of options under bona fide option plans).  The Company is also required to prepay the term loan with the percentage of excess consolidated operating cash flow (to be calculated for each fiscal year, and which includes, generally, consolidated EBITDA, plus or minus net working capital changes and extraordinary cash items, less the sum of (a) capital expenditures, (b)  the cash purchase price of any permitted acquisitions, (c)  cash payments for taxes, (d) cash payments of interest and (e)  the scheduled principal repayments of indebtedness, in each case of clauses (a) through (e), paid during such period) corresponding to the applicable leverage ratio set forth below:

Leverage Ratio	Percentage of Excess Consolidated Operating Cash Flow Required as Mandatory Prepayment of Term Loan

> 3.50:1.00	50%

> 3.00:1.00 and <3.50:1.00	25%

<3.00:1.00	0%

The Credit Facility permits borrowings at floating interest rates based, at the Company’s option, on the designated Eurodollar interest rate, which generally approximates LIBOR, or the Bank of America prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of June 30, 2004, the interest rate applicable to $28,100,000 outstanding under the revolving loan portion of the Company’s senior credit facility was LIBOR plus 325 basis points, or 4.44%.  As of June 30, 2004, the interest rate applicable to $198,500,000 outstanding under the term loan portion of its senior credit facility was LIBOR plus 300 basis points, or 4.15%.  The revolving loan portion of the Credit Facility expires on September 30, 2008 and the term loan portion of the Credit Facility expires on September 30, 2010.

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

In August 2002, the Company entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25,000,000 of the Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.  On June 30, 2004, the six month LIBOR rate was 1.86%.

In January 2004, the Company entered into four interest rate swap agreements, which are effective through January 2007, with four financial institutions.  Under each swap agreement, the variable interest rate on $25,000,000 outstanding under the Credit Facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.  On June 30, 2004, the three month LIBOR rate was 1.14%.

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

Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of

June 30, 2004, the Company was not aware of any such environmental liabilities (other than those recorded in the Company’s consolidated financial statements).

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

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of June 30, 2004, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

8.                                      Redeemable Preferred Stock

The Company had redeemable preferred stock on its balance sheet of approximately $296,934,000 as of June 30, 2004 and $283,054,000 as of December 31, 2003, representing the carrying value of its preferred stock as of such dates.  In accordance with Emerging Issues Task Force (EITF) Topic No. D-98, Classification and Measurement of Redeemable Securities, the Company has classified its preferred stock outside of permanent equity because, pursuant to the terms of such preferred stock, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events.  Such redemption is not deemed to be solely within the Company’s control because holders of the Company’s preferred stock currently control a majority of the votes of the Company’s board of directors.

9.                                      Comprehensive Income

The Company had comprehensive income including unrealized gains on the market value of interest rate swaps of approximately $5,089,000 and $2,467,000 for the three and six months ended June 30, 2004, respectively.

10.                               Segment Reporting

The Company’s two geographic regions are the Company’s reportable segments. The segments provide integrated waste management services consisting of collection, transfer, disposal, and recycling services to commercial, industrial, municipal, and residential customers. Summarized financial information concerning the Company’s reportable segments for the three and six-month periods ended June 30 is shown in the following table:

	South Region	Northeast Region	Corporate Functions	Total
Six Months Ended June 30, 2004
Outside revenues
Collection	$77,904,874	$17,685,921	$—	$95,590,795
Transfer	2,214,919	20,811,245	—	23,026,164
Disposal	5,319,880	27,557,847	—	32,877,727
Recycling	1,578,939	2,341,748	—	3,920,687
Other	424,872	1,054,451	—	1,479,323
Total outside revenues	87,443,484	69,451,212	—	156,894,696
Income (loss) from operations	5,125,168	16,673,567	(4,620,278)	17,178,457
Depreciation, depletion and amortization	14,897,455	15,220,706	337,925	30,456,086
Purchases of property and equipment	11,998,258	11,844,506	552,579	24,395,343
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	1,187,753	—	—	1,187,753
Goodwill acquired	516,484	—	—	516,484
Goodwill	91,224,003	47,628,196	—	138,852,199
Total assets	311,414,934	378,648,816	13,392,101	703,455,851

Six Months Ended June 30, 2003
Outside revenues
Collection	$65,938,263	$16,537,330	$—	$82,475,593
Transfer	2,396,948	20,034,490	—	22,431,438
Disposal	4,054,890	3,673,692	—	7,728,582
Recycling	1,334,686	1,907,945	—	3,242,631
Other	343,704	91,437	—	435,141
Total outside revenues	74,068,491	42,244,894	—	116,313,385
Income (loss) from operations	7,430,468	5,117,104	(4,249,994)	8,297,578
Depreciation, depletion and amortization	12,214,597	4,014,634	356,343	16,585,574
Purchases of property and equipment	15,479,159	4,258,320	172,152	19,909,631
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	12,288,618	—	—	12,288,618
Goodwill acquired	6,465,553	—	—	6,465,553
Goodwill	88,634,596	47,628,196	—	136,262,792
Total assets	279,743,527	155,117,037	16,788,696	451,649,260

Three Months Ended June 30, 2004
Outside revenues
Collection	$40,032,696	$9,062,058	$—	$49,094,754
Transfer	1,154,240	11,127,305	—	12,281,545
Disposal	2,682,071	15,512,506	—	18,194,577
Recycling	870,202	1,222,384	—	2,092,586
Other	309,165	859,238	—	1,168,403
Total outside revenues	45,048,374	37,783,491	—	82,831,865
Income (loss) from operations	2,866,930	10,066,639	(2,200,861)	10,732,708
Depreciation, depletion and amortization	7,561,539	8,293,879	166,447	16,021,865
Purchases of property and equipment	7,085,395	6,512,966	428,081	14,026,442
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	1,187,753	—	—	1,187,753
Goodwill acquired	516,484	—	—	516,484

Three Months Ended June 30, 2003
Outside revenues
Collection	$34,247,151	$8,434,038	$—	$42,681,189
Transfer	1,230,640	10,707,210	—	11,937,850
Disposal	2,420,192	2,131,467	—	4,551,659
Recycling	662,207	896,595	—	1,558,802
Other	152,107	17,907	—	170,014
Total outside revenues	38,712,297	22,187,217	—	60,899,514
Income (loss) from operations	3,904,815	3,177,848	(2,221,755)	4,860,908
Depreciation, depletion and amortization	6,268,615	2,267,650	174,852	8,711,117
Purchases of property and equipment	7,542,352	1,784,835	49,779	9,376,966
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	10,907,733	—	—	10,907,733
Goodwill acquired	6,356,044	—	—	6,356,044

Seasonality and weather can temporarily affect some of the Company’s revenue and expenses.  The Company generally experiences lower construction and demolition waste volumes during the winter months when the construction industry slows down.  Frequent and/or heavy snow and ice storms can affect the productivity of the Company’s operations in both its South and Northeast Regions.  Additionally, in the Company’s South Region, higher than normal rainfall or more frequent rain storms over a 30 to 90 day period can put additional stress on the construction industry, lowering the volumes of waste the Company handles.  Significantly below normal rainfall can lead to higher levels of construction activity, increasing the Company’s volumes.

11.                               Stock Options

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

The following schedule reflects the pro forma impact on net income (loss) of accounting for the Company’s stock option grants using SFAS No. 123, “Accounting for Stock-Based Compensation,” which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model.

	2004	2003
For the six months ended June 30,
Reported net income (loss)	$1,644,471	$(2,055,542)
Less: compensation expense per SFAS No. 123	106,003	70,764
Pro forma net income (loss)	$1,538,468	$(2,126,306)

For the three months ended June 30,
Reported net income (loss)	$2,865,055	$(23,921)
Less: compensation expense per SFAS No. 123,	55,666	35,382
Pro forma net income (loss)	$2,809,389	$(59,303)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

General

We are one of the leading regional, non-hazardous solid waste management companies in the United States.  We provide collection, transfer, disposal and recycling services in two geographic regions: our South Region, consisting of Texas, Louisiana, Oklahoma, Arkansas and Missouri; and our Northeast Region, consisting of New York, New Jersey, Pennsylvania and Maryland.  In 2003, we were the tenth largest service provider based on revenue in the approximately $42.0 billion non-hazardous solid waste management industry in the United States, and would have been the eighth largest provider after giving the full-year effect to our 2003 acquisitions.

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no material changes relating to our critical accounting estimates during the three months ended June 30, 2004.

Sources of Revenue

Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services.  We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners’ associations, or subscription arrangements with homeowners.

The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004(1)	2003	2004(2)	2003

Collection	61.1%	70.8%	59.6%	70.1%
Transfer	14.7%	19.3%	14.8%	19.6%
Disposal	21.3%	6.6%	22.6%	7.5%
Recycling	2.5%	2.8%	2.5%	2.5%
Other	0.4%	0.5%	0.5%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

(1)               The increase in the percentage of our total reported revenue attributable to our disposal services during the six months ended June 30, 2004 primarily resulted from our acquisition on October 9, 2003 of the Seneca Falls, New York landfill in our Northeast Region, and the addition in our South Region of three operating landfills, including two greenfield sites acquired in 2002, which we opened in August 2003, and an operating landfill which we purchased in July 2003.  Excluding the effects of these four landfills, the disposal percentage for the six months ended June 30, 2004 would have been substantially the same as the disposal percentage for the six months ended June 30, 2003.  During the six months ended June 30, 2004, our total revenue increased by an aggregate of $40.6 million from the corresponding six-month period in 2003.  This increase primarily resulted from increases in our revenue from collection services ($13.4 million increase from the corresponding six-month period in 2003), transfer services ($0.6 million increase from the corresponding six-month period in 2003), disposal services ($25.7 million increase from the corresponding six-month period in 2003) and recycling services ($0.7 million increase from the corresponding six-month period in 2003).

(2)               The increase in the percentage of our total reported revenue attributable to our disposal services during the three months ended June 30, 2004 primarily resulted from our acquisition on October 9, 2003 of the Seneca Falls, New York landfill in our Northeast Region, and the addition in our South Region of three operating landfills, including two greenfield sites acquired in 2002, which we opened in August 2003, and an operating landfill which we purchased in July 2003.  Excluding the effects of these four landfills, the disposal percentage for the three months ended June 30, 2004 would have been substantially the same as the disposal percentage for the three months ended June 30, 2003.  During the three months ended June 30, 2004, our total revenue increased by an aggregate of $21.9 million from the corresponding three-month period in 2003.  This increase primarily resulted from increases in our revenue from collection services ($6.7 million increase from the corresponding three-month period in 2003), transfer services ($0.3 million increase from the corresponding three-month period in 2003), disposal services ($14.2 million increase from the corresponding three-month period in 2003) and recycling services ($0.5 million increase from the corresponding three-month period in 2003).

We estimate that more than 40% of our South Region’s revenue was generated from 273 municipal contracts during 2003 and 280 municipal contracts during the first six months of 2004.  Our contracts with New York City represented in the aggregate approximately 30% of our Northeast Region’s, and approximately 11% of our overall, revenue in 2003 and approximately 21% of our Northeast Region’s, and approximately 9% of our overall, revenue in the first six months of 2004.  Contracts with municipalities provide relatively consistent cash flow during their terms.  Our municipal contracts generally last from three to five years and usually have renewal options.  Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term.  These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal and subsequently on a bid or negotiated renewal basis.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.  Depending on fluctuating commodity prices, we sometimes also generate revenue from the sale of recyclable commodities; however, such revenue does not represent a significant part of our total recycling revenue.  After recyclables are collected, they are delivered to other sorting facilities operated by third parties.

We typically determine the prices for our collection services by the collection frequency and level of service, route density, volume, weight and type of waste or recyclable material collected, type of equipment and containers that we furnish, the distance to the disposal or processing facility, the cost of disposing or processing, and prices charged by competitors for similar services.  The terms of our contracts sometimes limit our ability to pass on cost increases.  Long-term solid waste collection contracts typically contain a formula, usually based on the consumer price index, which automatically adjusts fees, usually on an annual basis, to cover increases in some, but not all of our operating costs.

We charge transfer station and landfill customers a “tipping fee” either on a per-ton or per-yard basis for disposal of their municipal solid waste, or MSW, construction and demolition, or C&D, waste or both at the transfer stations and landfills we operate.  We generally base our transfer station “tipping fees” on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.  We generally base our landfill “tipping fees” on market factors and the type and weight or volume of the waste deposited and the type and size of the vehicles used in the transportation of the waste.

Many of our landfills are assessed state, county or local community fees based on the volume of tons or yards disposed of during a defined period, usually either monthly or quarterly.  The types and amounts of fees charged can vary widely, but typically a state fee is uniformly charged to all landfills within a state.  We report our landfill revenue net of all these fees.  Since July 2002, the Commonwealth of Pennsylvania has imposed an additional disposal fee of $4.00 per ton on all solid waste disposed of at MSW landfills in Pennsylvania, raising the total disposal fees assessed on MSW landfill operators under Pennsylvania state law to a minimum of $7.25 per ton.  In addition, Pennsylvania and Virginia are both currently considering new legislation that would impose a new fee of up to an additional $5.00 on each ton of waste disposed of at landfills in their respective states.  Other states could follow this trend as well.

Effective September 2003, New York City revised its waste collection services maximum rate to permit haulers to charge commercial customers either the pre-existing $12.20 per loose yard or a new rate of $160.00 per ton.  The disposal facilities in and around New York City charge by the ton.  However, prior to September 2003, the maximum rate was imposed on a per loose yard basis only.  Accordingly, it was not economical for us to service customers whose waste was particularly dense.  As a result, until recently, our New York City collection operations focused on customers with light loose garbage and customers with a large paper recycling component, which enabled us to reduce our cost of disposal.  The new tonnage rate will enable our New York City collection operations to service all customers in all areas in which we operate.

New York City awarded us two new three-year contracts, effective November 2003, each with two optional one-year renewals, at the option of the City, which collectively provide for us to transfer and dispose of up to an aggregate of 1,500 tons of MSW per day collected by the City.  The new contracts replaced our prior contracts with New York City which expired in 2003.  New York City’s trucks collect primarily residential waste in Brooklyn and deliver it to two of our Brooklyn transfer stations.  In 2003, New York City delivered average daily volumes of waste of approximately 1,330 tons pursuant to these contracts.

During 2002, New York City announced changes to its Solid Waste Management Plan, pursuant to which it planned to utilize and upgrade its existing marine transfer station system instead of private transfer stations to process and transfer its residential waste stream of between 11,000 and 12,000 tons of MSW per day.  New York City initially intended to implement these changes by retrofitting and repermitting its marine transfer stations by 2008 so that the stations could containerize the City’s residential MSW on site and then transport the loaded containers to ultimate disposal sites by alternative transportation methods, such as barge, rail and truck.  However, during 2003, New York City determined that this plan was not feasible based on estimates of costs necessary to complete the plan, and decided to seek proposals from private industry with respect to the transfer and disposal of New York City’s residential waste stream.  In early 2004, New York City requested proposals to receive, transfer, transport and dispose the City’s residential waste stream.  New York City also requested expressions of interest to provide waste disposal capacity in New York State.  We submitted our proposals in late March 2004, and the City is currently evaluating all proposals and expressions of interest.  New York City has not provided timelines for award or implementation dates.

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

Our business strategy is to develop vertically integrated operations to internalize the waste that we handle and thus realize higher margins from our operations.  By disposing of waste at our landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills.  As of June 30, 2004, we internalized approximately 59% of the solid waste that we handled and delivered the rest to third-party disposal facilities.  Some of our municipal contracts require us to provide only collection services and to dispose of the collected waste at a designated third-party disposal facility (at no cost to us) with whom the municipality has contracted directly.

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

We operate 23 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and to consolidate waste to gain volume discounts on disposal rates.

General and administrative expenses include management, clerical and administrative compensation and overhead costs associated with our marketing and sales force, professional services and community relations expenses.

Depreciation, depletion and amortization expenses include depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs using life cycle accounting and the units-of-consumption method, and amortization of intangible assets other than goodwill using the straight-line method.  In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets, including non-competition covenants and certain contracts that are determinable both in terms of size and life.  We determine the value of the intangible assets other than goodwill by considering, among other things, the present value of the cash flows associated with those assets.

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

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  Under SFAS No. 143, costs associated with final capping activities that occur during the operating life of a landfill, as well as closure and post-closure activities, are accounted for as asset retirement obligations on a discounted basis.  We recognize landfill retirement obligations that relate to closure and post-closure activities over the operating life of a landfill as landfill airspace is consumed and the obligation is incurred.  We recognize our final capping obligations on a discrete basis for each expected future final capping event over the number of tons of waste that each final capping event is expected to cover.  The landfill retirement obligations are initially measured at estimated fair value.  Fair value is measured on a present value basis, using a credit-adjusted, risk-free rate of 7.86% during 2004.

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

We periodically evaluate the value and future benefits of our goodwill and other intangible assets.  For intangible assets other than goodwill, we assess the recoverability from future operations using cash flows of the related assets as measures.  Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related intangible assets would be less than the carrying amount of the intangible assets.  As of June 30, 2004, there were no adjustments to the carrying amounts of intangibles other than goodwill resulting from these evaluations.

We test goodwill for impairment using the two-step process prescribed in SFAS No. 142.  The first step is a screen for potential impairment and the second step measures the amount of the impairment, if any.  We performed our annual impairment test during the fourth quarter of 2003 and incurred no impairment.  As of June 30, 2004, goodwill and other intangible assets represented approximately 2.0% of total assets, 56.8% of redeemable preferred stock and 76.7% of the sum of our redeemable preferred stock and stockholders’ equity (deficit).

Seasonality

Seasonality and weather can temporarily affect our revenue and expenses.  We generally experience lower C&D waste volumes during the winter months when the construction industry is less active.  Frequent and/or heavy snow and ice storms can adversely affect our revenue in both our South and Northeast Regions, primarily by interfering with our transfer station and landfill operations which are volume based, and the productivity of our collection operations.  Additionally, in our South Region, higher than normal rainfall and more frequent rain storms over a 30 to 90 day period can put additional stress on the construction industry, lowering the volumes of waste we handle.  Significantly below normal rainfall can lead to higher levels of construction activity, increasing our volumes.

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

2004.  During the six months ended June 30, 2004, the Company acquired the hauling assets of three solid waste management companies for an aggregate purchase price of approximately $1.3 million consisting of cash and liabilities assumed.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	Six Months Ended June 30,				Three Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%

South Region	87,444	55.7	74,068	63.7	45,048	54.4	38,713	63.6
Northeast Region	69,451	44.3	42,245	36.3	37,784	45.6	22,187	36.4
Services revenue	156,895	100.0	116,313	100.0	82,832	100.0	60,900	100.0
Operating expense	90,250	57.5	76,633	65.9	46,516	56.2	39,591	65.0
General and administrative	19,011	12.1	14,797	12.7	9,562	11.5	7,737	12.7
Depreciation, depletion and amortization	30,456	19.4	16,585	14.3	16,022	19.3	8,711	14.3
Income from operations	17,178	11.0	8,298	7.1	10,732	13.0	4,861	8.0
Interest expense, net	(13,769)	(8.8)	(8,958)	(7.7)	(6,881)	(8.3)	(4,628)	(7.6)
Other income (expense), net	(695)	(0.4)	(114)	(0.1)	84	0.1	(116)	(0.2)
Income tax benefit (expense)	(1,070)	(0.7)	249	0.2	(1,070)	(1.3)	(141)	(0.2)
Cumulative effect of change in accounting principle	—	—	(1,531)	(1.3)	—	—	—	—
Net income (loss)	1,644	1.1	(2,056)	(1.8)	2,865	3.5	(24)	(0.0)

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Revenue.  Our revenue increased by $21.9 million, or 36.0%, to $82.8 million during the three months ended June 30, 2004 from $60.9 million during the three months ended June 30, 2003.  Acquisitions completed since April 2003 contributed $16.9 million, or 27.8%, to the increase in our revenue during the three months ended June 30, 2004.  Excluding incremental revenue from acquisitions, our revenue increased by $5.0 million, or 8.2%.  Our new business, from both new municipal contracts and increased sales from existing operations, contributed 3.7% of such increase, while price increases contributed 4.5%.  In our South Region, our revenue increased by $6.3 million, or 16.4%, to $45.0 million during the three months ended June 30, 2004 from $38.7 million during the corresponding three-month period in 2003.  In our Northeast Region, our revenue increased by $15.6 million, or 70.3%, to $37.8 million during the three months ended June 30, 2004 from $22.2 million during the corresponding three-month period in 2003.

Operating Expenses.  Our operating expenses increased by $6.9 million, or 17.5%, to $46.5 million during the three months ended June 30, 2004 from $39.6 million during the three months ended June 30, 2003.  Operating expenses as a percentage of our revenue decreased by 8.8% to 56.2% during the three months ended June 30, 2004 from 65.0% during the three months ended June 30, 2003.  The increase in our operating expenses was substantially due to additional expenses associated with the increase in our revenue from acquired operations and new business during the same period.  Integration of newly-acquired businesses into our organizational structure typically takes three to six months.  The labor, maintenance, fuel and disposal costs related to newly-acquired businesses are generally higher during the integration period.  Start-up and integration costs related to a municipal contract typically are incurred in the one-to two-month period prior to, and the one to two-month period following, the commencement of the contract. During this period, labor costs are generally higher due to delivery of containers, residential carts and recycling bins to the new municipality and training of newly-hired employees.  The margin improvement in operating expenses during the three months ended June 30, 2004 was primarily attributable to our Seneca Falls, New York landfill acquisition consummated in October 2003, which resulted in a substantial increase in our revenue and a less significant increase in our operating expenses.

General and Administrative.  Our general and administrative expenses increased by $1.8 million, or 23.6%, to $9.6 million during the three months ended June 30, 2004 from $7.7 million during the three months ended June 30, 2003.  General and administrative expenses as a percentage of our revenue decreased by 1.2% to 11.5% during the three months ended June 30, 2004 from 12.7% during the three months ended June 30, 2003.  Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead which was necessary to accommodate our internal growth from our collection operations.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $7.3 million, or 83.9%, to $16.0 million during the three months ended June 30, 2004 from $8.7 million during the three months ended June 30, 2003.  Depreciation, depletion and amortization as a percentage of our revenue increased by 5.0% to 19.3% during the three months ended June 30, 2004 from 14.3% during the three months ended June 30, 2003.  This increase resulted primarily from the inclusion of depreciation, depletion and amortization expenses related to businesses acquired in 2003 and depreciation of capital assets purchased for internal growth.  The Seneca Falls, New York landfill we acquired in October 2003 increased our depreciation, depletion and amortization expenses by $4.8 million during the three months ended June 30, 2004.  During 2003, we also added three operating landfills, including two greenfield sites acquired in 2002 which we opened in August 2003 and an operating landfill which we purchased in July 2003, which have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.

Income from Operations.  Our income from operations increased by $5.8 million, or 120.8%, to $10.7 million during the three months ended June 30, 2004 from $4.9 million during the three months ended June 30, 2003.  Income from operations as a percentage of our revenue increased by 5.0% to 13.0% during the three months ended June 30, 2004 from 8.0% during the three months ended June 30, 2003.  The increase in income from operations was attributable to acquisitions closed in 2003, particularly our Seneca Falls, New York landfill acquisition, price increases, increased internalization of collection volumes into the landfills we operate and internal growth, partially offset by additional depreciation, depletion and amortization expenses related to such acquisitions and internal growth.

Interest Expense, Net.  Our interest expense, net, increased $2.3 million, or 48.7%, to $6.9 million during the three months ended June 30, 2004 from $4.6 million during the three months ended June 30, 2003.  Interest expense, net, as a percentage of our revenue, increased to 8.3% during the three months ended June 30, 2004 from 7.6% during the three months ended June 30, 2003.  This increase was attributable to higher debt levels during the three months ended June 30, 2004 as compared to the same period in 2003, primarily due to our acquisition of the Seneca Falls, New York landfill in October 2003 and other smaller acquisitions closed during 2003.

Other Income (Expense), Net.  Our other income (expense), net, increased by $0.2 million to income of $0.1 million during the three months ended June 30, 2004 from an expense of $0.1 million during the three months ended June 30, 2003.  The increase was primarily the result of an unrealized gain related to a $0.1 million increase in the fair value of an old corrugated cardboard futures contract.

Income Tax Benefit (Expense).  Our income tax expense increased by $1.0 million to $1.1 million during the three months ended June 30, 2004 from $0.1 million during the three months ended June 30, 2003.  During the three-month period ended June 30, 2004, we recognized in our consolidated statement of operations an amount such that the effective income tax rate for the six months ended June 30, 2004 approximates our estimated 2004 effective tax rate.  The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended June 30, 2004 is also due primarily to state and local income taxes and reduced by an additional tax benefit from a reduction in the valuation allowance related to deferred tax assets.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Revenue.  Our revenue increased by $40.6 million, or 34.9%, to $156.9 million during the six months ended June 30, 2004 from $116.3 million during the six months ended June 30, 2003.  Acquisitions completed since January 2003 contributed $32.0 million, or 27.5%, to the increase in our revenue during the six months ended June 30, 2004.  Excluding incremental revenue from acquisitions, our revenue increased by $8.6 million, or 7.4%.  Our new business, from both new municipal contracts and increased sales from existing operations, contributed 2.9% of such increase, while price increases contributed 4.5%.  In our South Region, our revenue increased by $13.3 million, or 18.1%, to $87.4 million during the six months ended June 30, 2004 from $74.1 million during the corresponding six-month period in 2003.  In our Northeast Region, our revenue increased by $27.3 million, or 64.4%, to $69.5 million during the six months ended June 30, 2004 from $42.2 million during the corresponding six-month period in 2003.

Operating Expenses.  Our operating expenses increased by $13.7 million, or 17.8%, to $90.3 million during the six months ended June 30, 2004 from $76.6 million during the six months ended June 30, 2003.  Operating expenses as a percentage of our revenue decreased by 8.4% to 57.5% during the six months ended June 30, 2004 from 65.9% during the six months ended June 30, 2003.  The increase in our operating expenses was substantially due to additional expenses associated with the increase in our revenue from acquired operations and new business during the same period.  The margin improvement in operating expenses during the three months ended June 30, 2004 was primarily attributable to our Seneca Falls, New York landfill acquisition consummated in October 2003, which resulted in a substantial increase in our revenue and a less significant increase in our operating expenses.

General and Administrative.  Our general and administrative expenses increased by $4.2 million, or 28.5%, to $19.0 million during the six months ended June 30, 2004 from $14.8 million during the six months ended June 30, 2003.  General and administrative expenses as a percentage of our revenue decreased by 0.6% to 12.1% during the six months ended June 30, 2004 from 12.7% during the six months ended June 30, 2003.  Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead which was necessary to accommodate our internal growth from our collection operations.  In addition, during the six months ended June 30, 2004, we recorded a $0.1 million write-off related to certain costs incurred in connection with aborted acquisition transactions. We also incurred $0.1 million of accounting and legal costs related to the investigation at one of our collection divisions in our South Region, as described in more detail in Part I. Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $13.9 million, or 83.6%, to $30.5 million during the six months ended June 30, 2004 from $16.6 million during the six months ended June 30, 2003.  Depreciation, depletion and amortization as a percentage of our revenue increased by 5.1% to 19.4% during the six months ended June 30, 2004 from 14.3% during the six months ended June 30, 2003.  This increase resulted primarily from the inclusion of depreciation, depletion and amortization expenses related to businesses acquired in 2003 and depreciation of capital assets purchased for internal growth.  The Seneca Falls, New York landfill we acquired in October 2003 increased our depreciation, depletion and amortization expenses by $9.3 million during the six months ended June 30, 2004.  During 2003, we also added three operating landfills, including two greenfield sites acquired in 2002 which we opened in August 2003 and an operating landfill which we purchased in July 2003, which have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.  Additionally, depletion expense related to the Bethlehem landfill expansion permit we obtained in April 2003, which increased our daily permitted volume at the landfill from 750 tons to 1,375 tons, resulted in an increase to depletion expense for the six months ended June 30, 2004 of $0.5 million.

Income from Operations.  Our income from operations increased by $8.9 million, or 107.0%, to $17.2 million during the six months ended June 30, 2004 from $8.3 million during the six months ended June 30, 2003.  Income from operations as a percentage of our revenue increased by 3.9% to 11.0% during the six months ended June 30, 2004 from 7.1% during the six months ended June 30, 2003.  The increase in income from operations was attributable to acquisitions closed in 2003, particularly our Seneca Falls, New York landfill acquisition, price increases, increased internalization of collection volumes into the landfills we operate and internal growth, partially offset by additional depreciation, depletion and amortization expenses related to such acquisitions, the Bethlehem landfill expansion permit and internal growth.

Interest Expense, Net.  Our interest expense, net, increased $4.8 million, or 53.7%, to $13.8 million during the six months ended June 30, 2004 from $9.0 million during the six months ended June 30, 2003.  Interest expense, net, as a percentage of our revenue, increased to 8.8% during the six months ended June 30, 2004 from 7.7% during the six months ended June 30, 2003.  This increase was attributable to higher debt levels during the six months ended June 30, 2004 as compared to the same period in 2003, primarily due to our acquisition of the Seneca Falls, New York landfill in October 2003 and other smaller acquisitions closed during 2003.

Other Income (Expense), Net.  Our other expense increased by $0.6 million to $0.7 million during the six months ended June 30, 2004 from $0.1 million during the six months ended June 30, 2003.  The increase was primarily the result of an unrealized loss related to a $0.6 million decrease in the fair value of an old corrugated cardboard futures contract and additional state franchise taxes.

Income Tax Benefit (Expense).  Our income tax benefit (expense) decreased by $1.3 million to an expense of $1.1 million during the six months ended June 30, 2004 from a benefit of $0.2 million during the six months ended June 30, 2003.  For the six month period ended June 30, 2004, we recognized in our consolidated statement of operations an amount such that the effective income tax rate for the six months ended June 30, 2004 approximates our estimated 2004 effective tax rate.  The difference in income taxes computed at the statutory rate and reported income taxes for the six months ended June 30, 2004 is also due primarily to state and local income taxes.

Cumulative Effect of Change in Accounting Principle.  During the six months ended June 30, 2003, we recorded an after-tax expense of $1.5 million from a cumulative effect of a change in accounting principle related to our adoption of SFAS No. 143 on January 1, 2003.  For more information on SFAS No. 143, please refer to Note 2 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flow

The following is a summary, for the periods indicated, of our cash flows (in thousands):

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$28,157	$14,649

Net cash used in investing activities	$(26,089)	$(32,922)
Net cash provided by (used in) financing activities	$(3,150)	$(18,658)

During the six months ended June 30, 2004, net cash used in investing activities was $26.1 million.  Of this amount, $1.2 million was used for the acquisition of businesses.  Cash used for capital expenditures during the six months ended June 30, 2004 was $23.2 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash used in financing activities during the six months ended June 30, 2004 was $3.2 million, which consisted of a net borrowing decrease under our senior credit facility.

During the six months ended June 30, 2003, net cash used in investing activities was $32.9 million.  Of this amount, $8.6 million was used for the acquisition of businesses and $3.7 million was used for the initial development costs for two permitted landfills acquired in 2002.  Cash used for capital expenditures during the six months ended June 30, 2003 was $18.9 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash provided by financing activities during the six months ended June 30, 2003 was $18.7 million, which consisted of a net borrowing increase under our senior credit facility of $19.1 million, offset by debt issuance costs of $0.4 million.

The following table, for the periods indicated, summarizes the components of the reconciliation of our debt balances:

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Roll-forward of debt balance:

Debt balance at beginning of period	$380,861	$198,571
Free cash flow (surplus) deficit before acquisitions(1)	(3,761)	5,220
Acquisitions and divestitures	1,188	12,289
Acquisition-related and other expenditures	506	765
Debt issue costs	—	436
Increase (decrease) in cash	(1,082)	385
Increase (decrease) related to the change in fair value of interest rate swap from long-term debt	(1,283)	1,505

Debt balance at end of period	$376,429	$219,171

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

		Six Months Ended June 30,
		2004	2003
		(in thousands)
Free cash flow surplus (deficit) before acquisitions		$3,761	$(5,220)
Add:	Capital expenditures, excluding acquisitions	23,220	18,848
	Capitalized interest	1,175	1,021
	Other	1	—
Net cash provided by operating activities		$28,157	$14,649

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

On June 12, 2002, we completed a private offering of our 10.25% senior subordinated notes due 2012, or our Notes, at a price of 100.0%.  These Notes mature on June 15, 2012.  Interest on our Notes is due on June 15 and December 15 of each year.  Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt.  Our Notes are redeemable on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities.  The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  These limitations are subject to certain qualifications and exceptions.  As of June 30, 2004, we were in compliance with all covenants contained in the indenture governing our Notes.

In connection with our acquisition of the Seneca Falls, New York landfill, on October 10, 2003, we and our subsidiaries entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of lenders led by Bank of America Corporation (f/k/a Fleet National Bank), as administrative agent, or Bank of America, and LaSalle Bank National Association, as syndication agent, and Fleet Securities, Inc., as arranger, which amended our then existing senior credit facility, dated as of September 14, 2001.  Our senior credit facility, as so amended, includes a $200.0 million senior secured term loan and a $200.0 million senior secured revolving loan, including an $80.0 million letter of credit sublimit.  We used the borrowing of the $200.0 million term loan and borrowings of $33.7 million in revolving loans to pay a portion of the purchase price for our acquisition of the Seneca Falls, New York landfill, refinance our then existing senior credit facility and pay related fees and expenses.  Subject to certain conditions, we may request an increase in the revolving loan or term loan portions of our senior credit facility of up to $50.0 million such that the total amount of indebtedness under our senior credit facility would equal $450.0 million.  As of June 30, 2004, there was $198.5 million outstanding under the term loan portion and $28.1 million (excluding $48.1 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility.  As of such date, we had an additional $123.8 million available under the revolving loan portion (of which $37.0 million represented immediate borrowing capacity), including a maximum of $31.9 million underlying letters of credit.  In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios.  Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries’ assets.

Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated eurodollar interest rate, which generally approximates LIBOR, or the Fleet prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of June 30, 2004, the interest rate applicable to the $28.1 million outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.44%.  As of June 30, 2004, the interest rate applicable to the $198.5 million outstanding under the term loan portion of our senior credit facility was LIBOR plus 300 basis points, or 4.15%.  The revolving loan and term loan portions of our senior credit facility mature on September 30, 2008 and September 30, 2010, respectively.

Pursuant to the terms of our senior credit facility, during each 12-month period commencing on October 1 and ending on September 30, we are required to repay 1.0% (except for the 12-month period prior to maturity when we are required to repay 94.0%) of the principal amount of the term loan portion of our senior credit facility in quarterly installments payable on the last business day of each calendar quarter.  In addition, our senior credit facility requires us to prepay the term loan with, subject to certain conditions and exceptions, 100.0% of the net cash proceeds we receive from any disposition of assets in excess of $5.0 million in the aggregate per year, 100.0% of the net cash proceeds we receive from the incurrence of any permitted indebtedness (other than up to $100.0 million of additional subordinated indebtedness) and 50.0% of the net cash proceeds we receive in connection with any issuance of our equity (other than equity we issue (i) in an aggregate amount not to exceed $100.0 million, (ii) as payment in a permitted acquisition or (iii) to employees, consultants or directors in connection with the exercise of options under bona fide option plans).  We are also required to prepay the term loan with the percentage of excess consolidated operating cash flow (generally, for any fiscal year, consolidated EBITDA(1), plus or minus net working capital changes and extraordinary cash items, less the sum of (a) capital expenditures, (b)  the cash purchase price of any permitted acquisitions, (c)  cash payments for taxes, (d) cash payments of interest and (e)  the scheduled principal repayments of indebtedness, in each case of clauses (a) through (e), paid during such period) corresponding to the applicable leverage ratio set forth below:

Leverage Ratio	Percentage of Excess Consolidated Operating Cash Flow Required as Mandatory Prepayment of Term Loan
≥3.50:1.00	50%
≥3.00:1.00 and <3.50:1.00	25%
<3.00:1.00	0%

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

Our senior credit facility contains affirmative and negative covenants and other terms customary to such financings, including requirements that we maintain specified financial ratios, including the following:

•                                          Maximum Leverage Ratio—Our ratio of consolidated debt to consolidated EBITDA for any period of four consecutive fiscal quarters may not be greater than 4.5 to 1.0.

•                                          Maximum Senior Leverage Ratio—Our ratio of consolidated senior debt (generally, consolidated debt other than certain debt, including, without limitation, our Notes, subordinated to our senior credit facility) to consolidated EBITDA for any period of four consecutive fiscal quarters may not be greater than 3.0 to 1.0.

(1)                                  Our senior credit facility defines EBITDA to be consolidated net income, subject to certain adjustments, plus interest expense, income taxes, depreciation and amortization.  For certain purposes, and with the consent of Bank of America, we may include in EBITDA the projected EBITDA from certain new municipal contracts and the EBITDA for the prior 12 months of certain newly-acquired businesses.  We discuss EBITDA in this context solely to provide information regarding the requirements of, and the extent to which we are in compliance with, our senior credit facility covenants.

•                                          Minimum Interest Coverage Ratio—Our ratio of consolidated EBITDA to consolidated interest expense ratio for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter specified below may not be less than the applicable ratio indicated below:

Quarters Ending	Consolidated EBITDA to Consolidated Interest Expense Ratio

March 31, 2004 through June 30, 2004	3.00 to 1.0
September 30, 2004	3.25 to 1.0
December 31, 2004 and thereafter	3.50 to 1.0

•                                          Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $214.8 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the third quarter of 2004.

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

As of June 30, 2004, we were in compliance with our senior credit facility financial covenants:  our ratio of consolidated debt to consolidated EBITDA was 4.10:1, our ratio of consolidated senior debt to consolidated EBITDA was 2.47:1, our ratio of consolidated EBITDA to consolidated interest expense ratio was 3.26:1 and our consolidated net worth was $219.7 million ($4.9 million in excess of the minimum required under our senior credit facility).  In addition, our fiscal 2003 annual capital expenditures of $54.9 million less capital purchased for new municipal contracts of $3.9 million did not exceed 1.6 times our fiscal 2003 annual depreciation and depletion expense.  Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

Our senior credit facility also contains covenants which, among other things, restrict our ability to, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into a merger or consolidation, make specified payments, including dividends, repay subordinated indebtedness and enter into certain franchise agreements.  These limitations are subject to certain qualifications and exceptions.

In August 2002, we entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25.0 million of our Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.  On June 30, 2004, the six month LIBOR rate was 1.86%.

In January 2004, we entered into four interest rate swap agreements, which are effective through January 2007, with four financial institutions.  Under each swap agreement, the variable interest rate on $25.0 million outstanding under our senior credit facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.  On June 30, 2004, the three month LIBOR rate was 1.14%.

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

We had a working capital deficit at June 30, 2004 of $4.4 million as compared to a working capital deficit of $8.0 million at December 31, 2003.  The $3.6 million reduction in working capital deficit during the six months ended June 30, 2004 was primarily attributable to a $3.2 million increase in accounts receivable which is a normal seasonal change and consistent with the change in accounts receivable during the six months ended June 30, 2003.  There is no covenant in our senior credit facility directly tied to working capital.  At June 30, 2004, our immediately available borrowing capacity was sufficient to cover the working capital deficit.

Capital Expenditures

We made capital expenditures of $14.0 million during the three months ended June 30, 2004, including $0.7 million for new municipal contracts and $0.6 million of capitalized interest primarily related to landfill construction and permitting projects.

We made capital expenditures of $24.4 million during the six months ended June 30, 2004, including $2.6 million for new municipal contracts and $1.2 million of capitalized interest primarily related to landfill construction and permitting projects.  We expect our capital expenditures with respect to our existing business to range from approximately $24.0 million to $28.0 million during the remainder of 2004, including approximately $1.4 million to $2.4 million for new municipal contracts, $1.3 million to $1.8 million of capitalized interest primarily related to landfill construction and permitting projects and $2.0 million to $2.5 million for new transfer station and greenfield landfill projects.  We intend to fund our remaining 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

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

Obligations and Commitments

For a discussion of our obligations and commitments, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  There were no significant changes in our business during the three months ended June 30, 2004 that would require an update to those disclosures.

Recent Accounting Pronouncements

For a description of new accounting pronouncements that affect us, please see Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  There were no new accounting pronouncements during the three months ended June 30, 2004 which we expect to have a material effect on our consolidated financial statements.

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

These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those currently anticipated.  These risks and uncertainties include:  our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings; our growth strategy depends, in part, on our acquiring other solid waste management or related businesses and expanding our existing landfills and other operations, which we may be unable to do; we may not be able to successfully manage our growth; we face risks related to certain deficiencies in the operation of our internal control over financial reporting and disclosure controls and procedures; competition could reduce our profitability or limit our ability to grow; state and municipal requirements to reduce landfill disposal by encouraging various alternatives may adversely affect our ability to operate our landfills at full capacity; we may lose contracts through competitive bidding or early termination, which would cause our revenue to decline; we are geographically concentrated in the northeastern and southern United States and susceptible to those regions’ local economies and regulations; the loss of the City of New York as a customer could have a significant adverse effect on our business and operations; our substantial debt could adversely affect our financial condition and make it more difficult for us to make payments with respect to our debt; despite our current indebtedness, we and our subsidiaries may be able to incur substantially more debt, exacerbating such risks; we require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors, some of which are beyond our control; our failure to comply with the covenants contained in our senior credit facility or the indenture governing our Notes, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition; covenant restrictions in our senior credit facility and the indenture governing our  Notes  may limit our ability to operate our business; the interests of our controlling stockholders could conflict with those of other holders of our securities; we depend heavily on our senior management; if we are unable to obtain performance or surety bonds, letters of credit or insurance, we may not be able to enter into additional MSW collection contracts or retain necessary landfill operating permits; we are subject to extensive legislation and governmental regulation that may restrict our operations or increase our costs of operations; we may not be able to obtain permits we require to operate our business; we may be subject to legal action relating to compliance with environmental laws; we may have liability for environmental contamination; and we will always face the risk of liability, and insurance may not always be available or sufficient.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of our exposure to market risks, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Part I. Item 3.  “Quantitative and Qualitative Disclosures About Market Risk” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.  There was no significant change in those risks during the three months ended June 30, 2004.

Item 4.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in our internal control over financial reporting during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Part II. Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in March 2004, we discovered that the manager of a division in our South Region had engaged in misconduct that violated our internal policies and resulted in an overstatement of our South Region’s accounts receivable as of December 31, 2003 by approximately $1.6 million and an understatement of its expenses during 2003 by approximately $0.8 million.  This division accounted for approximately 4.5% of our consolidated revenues during 2003.  We adjusted our financial statements for 2003 to account for these discrepancies.

As part of our ongoing internal investigation, in consultation with the audit committee of our board of directors, into this misconduct, we have identified certain deficiencies in the operation of our internal control over financial reporting and disclosure controls and procedures.  These deficiencies included a lack of proper segregation of management and accounting responsibilities at this division and insufficient regional and corporate oversight of accounting functions performed at this division.  In connection with their audit of our financial statements for the year ended December 31, 2003, our independent auditors determined that these deficiencies constituted a material weakness in our internal control over financial reporting.

We have taken steps to address these deficiencies and improve our internal control over financial reporting and disclosure controls and procedures.  In particular, we have hired a new manager and a new controller with responsibility for the division in question and confirmed that management and accounting responsibilities are segregated at all of our other divisions.  Our board of directors, in coordination with our audit committee, will continually assess the progress and sufficiency of these initiatives and make adjustments as necessary.

Other Information

Item 1.  Legal Proceedings.

Please see Part I. Item 1. “Financial Statements,” Note 7, captioned “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

Reports on Form 8-K:

On May 10, 2004, we furnished (but not filed) a Current Report on Form 8-K reporting our financial results for the three months ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IESI CORPORATION

August 12, 2004	By:	/s/ THOMAS J. COWEE
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