Form 10-Q
period 2004-09-30
IESI CORP
filed 2004-11-12
CIK 1076103

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of the Registrant’s Class A voting common stock, par value $.01 per share, and Class B non-voting common stock, par value $.01 per share, outstanding as of November 1, 2004 were 142,000 and 112,980.2, respectively.  There is no trading market for any class of equity securities of the Registrant.

IESI CORPORATION

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2004 and 2003

Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2004

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

i

Part I.  Financial Information

Item 1.  Financial Statements

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash and cash equivalents	$4,091,964	$4,197,157
Accounts receivable-trade, less allowance of $1,638,000 and $2,397,000 at September 30, 2004 and December 31, 2003, respectively	37,035,056	30,585,797
Deferred income taxes	1,356,471	1,356,471
Prepaid expenses and other current assets	6,245,237	4,782,446
Total current assets	48,728,728	40,921,871
Property and equipment, net of accumulated depreciation of $154,547,000 and $110,218,000 at September 30, 2004 and December 31, 2003, respectively	495,241,121	488,659,850
Goodwill	138,903,734	138,335,715
Other intangible assets, net	28,342,060	32,986,163
Other assets	4,113,667	2,143,616
Total assets	$715,329,310	$703,047,215
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable—trade	$20,085,857	$27,448,950
Accrued expenses and other current liabilities	35,623,789	17,512,525
Deferred revenue	1,711,409	1,231,758
Current portion of long-term debt	2,061,274	2,731,595
Total current liabilities	59,482,329	48,924,828
Long-term debt	372,628,495	378,129,393
Accrued environmental and landfill costs	50,382,304	47,456,769
Deferred income taxes	11,614,566	9,949,611
Other liabilities	1,362,353	1,282,992
Total liabilities	495,470,047	485,743,593
Commitments and contingencies
Redeemable preferred stock:
Redeemable Series A Convertible Preferred Stock, 32,000 shares authorized, issued and outstanding, liquidation preference of $40,000,000 at September 30, 2004 and December 31, 2003	39,683,637	39,683,637
Redeemable Series B Convertible Preferred Stock, 20,100 shares authorized, issued and outstanding, liquidation preference of $25,125,000 at September 30, 2004 and December 31, 2003	24,808,636	24,808,636
Redeemable Series C Convertible Preferred Stock, 55,000 shares authorized, issued and outstanding, liquidation preference of $117,607,613 and $105,448,126 at September 30, 2004 and December 31, 2003, respectively	115,565,152	103,405,665
Redeemable Series D Convertible Preferred Stock, 55,000 shares authorized, shares issued and outstanding, liquidation preference of $73,890,308 and $68,655,338 at September 30, 2004 and December 31, 2003, respectively	71,270,431	66,035,461
Redeemable Series E Convertible Preferred Stock, 55,000 shares authorized, 49,660 shares issued and outstanding, liquidation preference of $54,633,207 and $50,762,561 at September 30, 2004 and December 31, 2003, respectively	52,991,535	49,120,889
Total redeemable preferred stock	304,319,391	283,054,288
Stockholders’ equity (deficit):
Common stock, par value $.01 at September 30, 2004 and December 31, 2003, respectively: Authorized shares: Class A—4,200,000 and 4,200,000, Class B Convertible—450,000 and 450,000, at September 30, 2004 and December 31, 2003 respectively; issued and outstanding shares: Class A—142,000, Class B Convertible—112,980, at September 30, 2004 and December 31, 2003	2,550	2,550
Additional paid-in capital	—	—
Accumulated deficit	(84,892,400)	(65,753,216)
Cumulative other comprehensive income	429,722	—
Total stockholders’ equity (deficit)	(84,460,128)	(65,750,666)
Total liabilities and stockholders’ equity (deficit)	$715,329,310	$703,047,215

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Services revenue	$241,982,271	$180,488,860	$85,087,575	$64,175,475
Costs and expenses:
Operating	138,901,832	118,344,703	48,651,860	41,711,267
General and administrative	29,523,584	23,004,009	10,513,403	8,207,212
Depreciation, depletion and amortization	47,390,298	26,148,547	16,934,212	9,562,973
	215,815,714	167,497,259	76,099,475	59,481,452
Income from operations	26,166,557	12,991,601	8,988,100	4,694,023
Interest expense, net	(20,651,130)	(13,778,137)	(6,882,375)	(4,820,285)
Other income (expense), net	(611,669)	(260,227)	83,470	(146,772)
Income (loss) before income taxes	4,903,758	(1,046,763)	2,189,195	(273,034)
Income tax expense	(2,777,839)	(2,314,080)	(1,707,747)	(2,562,975)
Income (loss) before cumulative effect of change in accounting principle	2,125,919	(3,360,843)	481,448	(2,836,009)

Cumulative effect of change in accounting principle net of income tax benefit of $0	—	(1,530,708)	—	—
Net income (loss)	$2,125,919	$(4,891,551)	$481,448	$(2,836,009)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional		Cumulative Other
	Shares	Par Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2003	254,980	$2,550	—	$(65,753,216)	—	$(65,750,666)
Comprehensive income:
Net income	—	—	—	2,125,919	—	2,125,919
Other comprehensive income:
Unrealized gain on market value of interest rate swaps, net of tax expense of $221,338	—	—	—	—	429,722	429,722
Comprehensive income	—	—	—	—	—	2,555,641
Accretion of dividends on Series C, D and E Redeemable Preferred Stock	—	—	—	(21,265,103)	—	(21,265,103)
Balance at September 30, 2004	254,980	$2,550	$—	$(84,892,400)	$429,722	$(84,460,128)

See accompanying notes.

IESI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income (loss)	$2,125,919	$(4,891,551)
Cumulative effect of change in accounting principle	—	1,530,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	47,390,298	26,148,547
Amortization of deferred financing costs	1,766,378	1,947,633
Capping, closure and post-closure accretion	1,518,705	912,869
Provision for doubtful accounts	1,931,797	1,207,195
Write off of costs associated with transactions in process	877,020	—
Unrealized loss on commodity swap	320,000	—
Deferred income tax expense	1,450,725	1,702,245
Changes in operating assets and liabilities, net of effects of acquired waste management operating assets and liabilities:
Accounts receivable	(8,417,132)	(5,491,814)
Prepaid expenses and other current assets	(2,571,409)	(1,601,934)
Accounts payable	(7,363,093)	4,264,594
Accrued expenses and other liabilities	10,693,731	4,545,583
Capping, closure and post closure expenditures	(2,549,536)	(641,725)
Net cash provided by operating activities	47,173,403	29,632,350
Investing Activities:
Purchases of property and equipment	(36,456,944)	(34,502,731)
Acquisitions of waste management operations	(1,609,692)	(25,385,508)
Initial development costs for newly acquired permitted landfills	—	(6,018,195)
Capitalized interest	(1,908,740)	(1,368,009)
Deferred costs associated with transactions in process	(602,105)	(1,776,663)
Net cash used in investing activities	(40,577,481)	(69,051,106)
Financing Activities:
Borrowings under long-term debt	26,500,000	50,500,000
Payments on long-term debt	(33,201,115)	(10,044,741)
Debt issue costs	—	(451,366)
Net cash (used in) provided by financing activities	(6,701,115)	40,003,893
Net (decrease) increase in cash and cash equivalents	(105,193)	585,137
Cash and cash equivalents at beginning of period	4,197,157	2,589,726
Cash and cash equivalents at end of period	$4,091,964	$3,174,863

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

The accompanying unaudited consolidated financial statements include the accounts of IESI and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state the financial position and the results of operations for the periods presented, and the disclosures herein are adequate to make the information presented not misleading.  Operating results for interim periods are not necessarily indicative of the results for full years.  These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Additionally, certain adjustments have been made in the prior period consolidated financial statements in order to reflect changes recorded by the Company in the fourth quarter of 2003 as follows:

1.               The first nine months of 2003 results include a net of tax charge of approximately $1,531,000 related to the cumulative effect of a change in accounting principle for the initial adoption of SFAS No. 143.  Included in this amount is $54,000 recorded by the Company in the fourth quarter of 2003 due to a revision in the cumulative effect adjustment recorded in the first quarter.  For purposes of quarterly reporting, the Company has revised its net loss amount previously reported in the Company’s September 30, 2003 quarterly report for the nine months then ended.

2.               In the fourth quarter of 2003 the Company recorded approximately $2,168,000 of expenses related to misconduct of a manager in the Company’s South Region.  For purposes of quarterly reporting the Company has revised its net loss amount previously reported in the Company’s September 30, 2003 quarterly report to reflect the allocation of $168,550 and $418,550 of such expenses to the third quarter and first nine months of 2003, respectively.

2.                                      New Accounting Pronouncements

For a description of new accounting pronouncements that affect the Company, please see Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  There were no new accounting pronouncements during the nine months ended September 30, 2004 which the Company expects to have a material effect on the Company’s consolidated financial statements.

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

Property and Equipment

Property and equipment are stated at cost. Improvements or betterments, which significantly extend the life, or add to the utility, of an asset, are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of, and the related accumulated depreciation is eliminated, from the accounts in the period of disposal, and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

The Company revises the estimated useful lives of property and equipment acquired through business acquisitions to conform with its policies regarding property and equipment. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which generally range from three to five years for furniture and fixtures and computer equipment, five to 10 years for containers, compactors, trucks and collection equipment, and 10 to 40 years for buildings and improvements. The Company assumes no salvage value for its depreciable property and equipment. Depreciation expense on property and equipment was approximately $18,591,000 and $15,537,000 for the nine months ended September 30, 2004 and 2003, respectively, and approximately $6,298,000 and $5,450,000 for the three months ended September 30, 2004 and 2003, respectively.

Landfills and landfill improvements are stated at cost, and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain landfill permits, and direct costs incurred to construct and develop the site.  All indirect landfill development costs are expensed as incurred.  Depletion expense was approximately $25,456,000 and $7,939,000 for the nine months ended September 30, 2004 and 2003, respectively, and approximately $9,547,000 and $3,178,000 for the three months ended September 30, 2004 and 2003, respectively. Interest is capitalized on certain projects under development including landfill projects and probable landfill expansion projects and on certain assets under construction, including operating landfills.  The capitalization of interest for operating landfills is based on the costs incurred on discrete cell construction projects.  Interest capitalized was approximately $1,909,000 and $1,368,000 for the nine months ended September 30, 2004 and 2003, respectively, and $734,000 and $347,000 for the three months ended September 30, 2004 and 2003, respectively.  The Company assesses whether property and equipment are impaired on an annual basis.

Property and equipment consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Land	$9,573,407	$9,189,881
Landfills	423,936,829	389,028,075
Vehicles	94,809,031	90,346,853
Containers and compactors	57,283,775	52,677,979
Machinery and equipment	37,373,604	33,085,294
Buildings and improvements	19,992,632	18,722,952
Furniture and office equipment	6,819,254	5,826,441
	649,788,532	598,877,475
Less accumulated depreciation and depletion	154,547,411	110,217,625
	$495,241,121	$488,659,850

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

Goodwill and Other Intangible Assets

Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired (goodwill). Other intangibles consist of values assigned to customer lists and covenants not-to-compete, costs incurred to obtain debt financing and other separately identifiable intangible assets.  Other intangibles are recorded at cost and, except for debt issue costs, amortized over periods generally ranging from five to seven years, computed on the straight-line method. Amortization expense was approximately $3,343,000 and $2,672,000 for the nine months ended September 30, 2004 and 2003, respectively, and $1,089,000 and $935,000 for the three months ended September 30, 2004 and 2003, respectively.  The Company defers costs related to incurring debt and amortizes, as additional interest expense, these costs over the term of the related debt using the effective interest method.  Other intangible assets consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Customer lists	$24,070,149	$23,707,139
Noncompetition agreements	7,367,604	7,277,689
Debt issue costs	22,011,381	22,007,533
Other	935,577	951,088
	54,384,711	53,943,449
Less accumulated amortization	26,042,651	20,957,286
	$28,342,060	$32,986,163

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

On an ongoing basis, management reviews the valuation and amortization of other intangible assets with consideration toward recovery through future operating results.  The Company periodically evaluates the value and future benefits of its other intangible assets.  The Company assesses recoverability from future operations using cash flows of the related asset as measures.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value would be reduced to estimated fair value if it becomes probable that the Company’s estimate for expected future cash flows of the related asset would be less than the carrying amount of the related intangible assets.  There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of September 30, 2004 and December 31, 2003.

Remaining scheduled estimated amortization of other intangible assets is as follows:

2004	$2,488,385
2005	6,530,231
2006	5,358,296
2007	4,941,146
2008	3,843,844
Thereafter	5,180,158
$28,342,060

Accrued Expenses and Other Current Liabilities

The following is a summary of accrued expenses and other current liabilities at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Acquisition related accrued liabilities	$8,993,766	$1,489,429
Interest	6,920,383	2,104,923

	September 30, 2004	December 31, 2003
Accrued insurance liabilities	6,465,682	5,062,902
Accrued payroll and other employee related liabilities	4,713,147	3,613,059
Accrued franchise fee and royalties	2,766,386	1,154,276
Other	5,764,425	4,087,936
	$35,623,789	$17,512,525

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

The difference in income taxes computed at the statutory rate and reported income taxes for the three and nine months ended September 30, 2004 and 2003 is due primarily to state and local income taxes and adjustments to the valuation allowance related to deferred tax assets and a revision of the estimated pre-tax income for the fiscal year ending December 31, 2004.

4.                                      Acquisitions

All acquisitions are accounted for as purchases and, accordingly, only the operations of the acquired companies since the acquisition dates are included in the accompanying unaudited consolidated financial statements.

During the nine months ended September 30, 2004, the Company acquired the hauling assets of five solid waste management companies for an aggregate purchase price of approximately $1,790,000 consisting of cash and liabilities assumed.  In connection with the acquisitions, the Company recorded approximately $568,000 of goodwill, all of which is expected to be deductible for tax purposes, and approximately $454,000 of definite-lived intangible assets.  The definite-lived intangible assets consist of $364,000 related to customer lists with generally a seven year amortization period and $90,000 related to non-competition agreements with generally two to five year amortization periods.  The pro forma effects of the acquisitions are not significant to the Company’s operating results.

The allocation of the purchase price for the Seneca Meadows, Inc. (SMI) acquisition, which was consummated in October 2003, was preliminary and has been finalized upon completion of valuation analyses of certain assets and liabilities associated with the landfill owned by SMI.  During the three months ended September 30, 2004, the Company recorded an estimated liability and capitalized additional landfill costs of approximately $7.7 million related primarily to a contractual obligation of the Company to reimburse the selling shareholder of SMI for any additional federal and state taxes incurred by the selling shareholder as a result of the election by the Company to treat the stock acquisition of SMI as an asset acquisition for tax reporting purposes in accordance with the Internal Revenue Code Section 338(h)(10), and also includes a payment relating to a contractual liability to pay New York state real estate transfer taxes on behalf of the selling shareholder of SMI.

5.                                      Landfill and Accrued Environmental Costs

The Company has material financial commitments for final capping, closure and post-closure obligations with respect to its landfills.  The Company develops its estimates of final capping, closure and post-closure obligations using input from its engineers and accountants.  The Company’s estimates are based on its interpretation of current requirements and are intended to approximate fair value.  Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques.  In general, the Company contracts with third parties to fulfill most of its obligations for final capping, closure and post-closure.  Accordingly, the fair value of these obligations is based upon quoted and actual prices paid for similar work.  The Company intends to perform some of these capping, closure and post-closure activities using internal resources.  Where internal resources are expected to be used to fulfill an asset retirement obligation, the Company has added a profit margin to the estimated cost of such services to better reflect their fair value.  When the Company then performs these services internally, the added profit margin is recognized as a component of operating income in the period earned.  An estimate of fair value includes the price that marketplace participants are able to receive for bearing the uncertainties in cash flows.  However, when utilizing discounted cash flow techniques, reliable estimates of market premiums may not be obtainable.  In the waste industry, there is no market that exists for selling the responsibility for final capping, closure and post-closure independent of selling the landfill in its entirety.  Accordingly, the Company believes that it is not possible to develop a methodology to reliably estimate a market risk premium and has excluded a market risk premium from its determination of expected cash flows for landfill asset retirement obligations.

Once the Company has determined the final capping, closure and post-closure costs, the Company then inflates those costs to the expected time of payment and discounts those expected future costs back to present value.  The Company inflates these costs in current dollars until the expected time of payment using an annual inflation rate and discounts these costs to present value using a credit-adjusted, risk-free discount rate.  The Company reviewed the inflation rate to be used for 2004 and determined that a rate of 2.5%, which is the rate used by most waste industry participants, was appropriate.  The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for the Company’s credit rating.  Changes in the Company’s credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.  During the three months and nine months ended September 30, 2004, the Company used a credit-adjusted risk free rate of 7.86% Management reviews the estimates of the Company’s obligations at least annually.  Significant changes in inflation rates and the amount and timing of future final capping, closure and post-closure cost estimates typically result in both (i) a current adjustment to the recorded liability (and corresponding adjustment to the landfill asset), based on the landfill’s capacity consumed, and (ii) a change in liability and asset amounts to be recorded prospectively over the remaining capacity of the landfill.

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

The following is a roll-forward of amounts accrued for final closure and post-closure costs and environmental costs:

	Final Closure/ Post-Closure Costs	Environmental Costs	Total

Balance at December 31, 2003	$19,928,909	$27,527,860	$47,456,769
Obligations incurred	2,712,849	303,396	3,016,245
Acquisition related adjustments	679,953	—	679,953
Obligations settled	(336,876)	(2,212,660)	(2,549,536)
Revisions in estimates	261,354	(1,186)	260,168
Accretion	1,430,325	88,380	1,518,705

Balance at September 30, 2004	$24,676,514	$25,705,790	$50,382,304

6.                                      Long-Term Debt

Long-term debt consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Revolving credit loan	$25,100,000	$29,600,000
Term loan	198,000,000	200,000,000
Senior subordinated notes due June 15, 2012	151,528,495	150,998,599
Other	61,274	262,389
Total long-term debt	374,689,769	380,860,988
Less current portion	2,061,274	2,731,595
	$372,628,495	$378,129,393

Scheduled maturities of long-term debt are as follows:

2004	$530,480
2005	2,030,794
2006	2,000,000
2007	2,000,000
2008	27,100,000
Thereafter	339,500,000
$373,161,274

On October 10, 2003, the Company entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Facility).  The Credit Facility is provided by a syndicate of lenders led by Bank of America Corporation (f/k/a Fleet National Bank), as administrative agent (Bank of America), and LaSalle National Bank Association, as syndication agent, and includes a $200,000,000 senior secured term loan, a $200,000,000 senior secured revolving loan, and has a maximum of $80,000,000 letters of credit sub-limit.  Subject to certain conditions, the Company may request an increase in the revolving loan portion or the term loan portion of the Credit Facility of up to $50,000,000, such that the total of the revolving loan and term loan portions would equal $450,000,000.  As of September 30, 2004, there was $25,100,000 (excluding $49,118,000 underlying letters of credit) outstanding under the revolving loan portion of the Credit Facility and $125,782,000 of remaining capacity (of which $49,788,000 was immediately available for borrowing) under the revolving loan portion, plus a maximum of $30,882,000 underlying letters of credit.  In order to borrow under the revolving loan portion of the Credit Facility, the Company must satisfy customary conditions including maintaining certain financial ratios.  If a default under the indenture governing the 10.25% Senior Subordinated Notes due 2012 (Notes) or Credit Facility should occur, the holders of the Notes or the lenders under the Credit Facility could elect to declare all amounts borrowed to be immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the indenture governing our Notes or the Credit Facility, that contain cross-acceleration or cross-default provisions being declared immediately due and payable and the lenders could terminate all commitments thereunder.  The Credit Facility is secured by a pledge of the stock of the Company’s direct and indirect subsidiaries and a lien on substantially all of the Company’s direct and indirect subsidiaries’ assets.  The Credit Facility also contains covenants which restrict the Company’s ability to, among other things, incur additional debt, create liens, dispose of assets, make investments, engage in transactions with affiliates, enter into a merger or consolidation, make specified payments, including dividends, repay subordinated indebtedness and enter into certain franchise agreements.  These limitations are subject to certain qualifications and exceptions.

Pursuant to the terms of the Credit Facility, during each 12-month period commencing on October 1 and ending on September 30, the Company is required to repay 1.0% (except for the 12-month period prior to maturity when it is required to repay 94.0%) of the principal amount of the term loan portion of its senior credit facility in quarterly installments payable on the last business day of each calendar quarter.  In addition, the Company’s senior credit facility requires it to prepay the term loan with, subject to certain conditions and exceptions, 100.0% of the net cash proceeds it receives from any disposition of assets in excess of $5.0 million in the aggregate per year, 100.0% of the net cash proceeds it receives from the incurrence of any permitted indebtedness (other than up to $100.0 million of additional subordinated indebtedness) and 50.0% of the net cash proceeds it receives in connection with any issuance of the Company’s equity (other than equity the Company issues (i) in an aggregate amount not to exceed $100.0 million, (ii) as payment in a permitted acquisition or (iii) to employees, consultants or directors in connection with the exercise of options under bona fide option plans).  The Company is also required to prepay the term loan with the percentage of excess consolidated operating cash flow (to be calculated for each fiscal year, and which includes, generally, consolidated Earning Before Interest, Taxes, Depreciation and Amortization (EBITDA), plus or minus net working capital changes and extraordinary cash items, less the sum of (a) capital expenditures, (b)  the cash purchase price of any permitted acquisitions, (c)  cash payments for taxes, (d) cash payments of interest and (e)  the scheduled principal repayments of indebtedness, in each case of clauses (a) through (e), paid during such period) corresponding to the applicable leverage ratio set forth below:

Leverage Ratio	Percentage of Excess Consolidated Operating Cash Flow Required as Mandatory Prepayment of Term Loan
> 3.50:1.00	50%

>3.00:1.00 and <3.50:1.00	25%

<3.00:1.00	0%

The Credit Facility permits borrowings at floating interest rates based, at the Company’s option, on the designated Eurodollar interest rate, which generally approximates LIBOR, or the Bank of America prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of September 30, 2004, the interest rate applicable to $17.1 million outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.83% and the interest rate applicable to $8.0 million then outstanding under the revolving loan portion was base, or 6.0%.  As of September 30, 2004, the interest rate applicable to $196.5 million outstanding under the term loan portion of our senior credit facility was LIBOR plus 300 basis points, or 4.61% and the interest rate applicable to $1.5 million then outstanding under the term loan portion was base, or 5.75%.  The revolving loan portion of the Credit Facility expires on September 30, 2008 and the term loan portion of the Credit Facility expires on September 30, 2010.

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

In August 2002, the Company entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25,000,000 of the Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.  On September 30, 2004, the six month LIBOR rate was 1.86%.

In January 2004, the Company entered into four interest rate swap agreements, which are effective through January 2007, with four financial institutions.  Under each swap agreement, the variable interest rate on $25,000,000 outstanding under the Credit Facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.  On September 30, 2004, the three month LIBOR rate was 1.59%.

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

Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of September 30, 2004, the Company was not aware of any such environmental liabilities (other than those recorded in the Company’s consolidated financial statements).

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

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of September 30, 2004, there were no proceedings or litigation involving the Company that the Company believed would have a material adverse impact on its business, financial condition, results of operations or cash flows.

8.                                      Redeemable Preferred Stock

The Company had redeemable preferred stock on its balance sheet of approximately $304,319,000 as of September 30, 2004 and $283,054,000 as of December 31, 2003, representing the carrying value of its preferred stock as of such dates.  In accordance with Emerging Issues Task Force (EITF) Topic No. D-98, Classification and Measurement of Redeemable Securities, the Company has classified its preferred stock outside of permanent equity because, pursuant to the terms of such preferred stock, such preferred stock is redeemable upon the occurrence of certain transactions deemed to be liquidation events.  Such redemption is not deemed to be solely within the Company’s control because holders of the Company’s preferred stock currently control a majority of the votes of the Company’s board of directors.

9.                                      Comprehensive Income

The Company had comprehensive income including unrealized gains on the market value of interest rate swaps of approximately $88,000 and $2,556,000 for the three and nine months ended September 30, 2004, respectively.

10.                               Segment Reporting

The Company’s two geographic regions are the Company’s reportable segments. The segments provide integrated waste management services consisting of collection, transfer, disposal, and recycling services to commercial, industrial, municipal, and residential customers. Summarized financial information concerning the Company’s reportable segments for the three and nine-month periods ended September 30 is shown in the following table:

	South Region	Northeast Region	Corporate Functions	Total
Nine Months Ended September 30, 2004
Outside revenues
Collection	$118,146,063	$26,715,861	$—	$144,861,924
Transfer	3,338,393	32,207,055	—	35,545,448
Disposal	9,041,775	44,491,876	—	53,533,651
Recycling	2,577,217	3,489,106	—	6,066,323
Other	613,230	1,361,695	—	1,974,925
Total outside revenues	133,716,678	108,265,593	—	241,982,271
Income (loss) from operations	7,036,718	26,731,491	(7,601,652)	26,166,557
Depreciation, depletion and amortization	22,769,122	24,111,670	509,506	47,390,298
Purchases of property and equipment including capitalized interest	17,548,966	20,158,856	657,862	38,365,684
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	1,609,692	—	—	1,609,692
Goodwill acquired	568,019	—	—	568,019
Goodwill	91,275,538	47,628,196	—	138,903,734
Total assets	305,869,686	391,371,019	18,088,605	715,329,310

Nine Months Ended September 30, 2003
Outside revenues
Collection	$102,620,766	$25,095,442	$—	$127,716,208
Transfer	3,541,630	30,903,613	—	34,445,243
Disposal	6,883,534	6,019,247	—	12,902,781
Recycling	2,018,283	2,748,531	—	4,766,814
Other	524,446	133,368	—	657,814
Total outside revenues	115,588,659	64,900,201	—	180,488,860
Income (loss) from operations	10,870,243	8,450,352	(6,328,994)	12,991,601
Depreciation, depletion and amortization	19,209,860	6,409,253	529,434	26,148,547
Purchases of property and equipment including capitalized interest	26,691,069	9,007,519	172,152	35,870,740
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	31,403,703	—	—	31,403,703
Goodwill acquired	7,895,077	—	—	7,895,077
Goodwill	90,079,715	47,628,196	—	137,707,911
Total assets	306,929,082	157,952,997	16,946,861	481,828,940

	South Region	Northeast Region	Corporate Functions	Total
Three Months Ended September 30, 2004
Outside revenues
Collection	$40,241,189	$9,029,940	$—	$49,271,129
Transfer	1,123,474	11,395,810	—	12,519,284
Disposal	3,721,895	16,934,029	—	20,655,924
Recycling	998,278	1,147,358	—	2,145,636
Other	188,358	307,244	—	495,602
Total outside revenues	46,273,194	38,814,381	—	85,087,575
Income (loss) from operations	1,911,550	10,057,924	(2,981,374)	8,988,100
Depreciation, depletion and amortization	7,871,667	8,890,965	171,580	16,934,212
Purchases of property and equipment including capitalized interest	5,550,708	8,314,350	105,283	13,970,341
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	421,939	—	—	421,939
Goodwill acquired	51,535	—	—	51,535

Three Months Ended September 30, 2003
Outside revenues
Collection	$36,682,503	$8,558,112	$—	$45,240,615
Transfer	1,144,682	10,869,123	—	12,013,805
Disposal	2,828,644	2,345,555	—	5,174,199
Recycling	683,597	840,586	—	1,524,183
Other	180,742	41,931	—	222,673
Total outside revenues	41,520,168	22,655,307	—	64,175,475
Income (loss) from operations	3,574,775	3,333,248	(2,214,000)	4,694,023
Depreciation, depletion and amortization	6,995,263	2,394,619	172,991	9,562,873
Purchases of property and equipment including capitalized interest	11,211,912	4,749,199	—	15,961,111
Acquisitions of waste operations and initial development costs for newly acquired permitted landfills	19,115,085	—	—	19,115,085
Goodwill acquired	1,429,524	—	—	1,429,524

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

11.                               Stock Options

On January 28, 2004, the Compensation Committee of the Board of Directors of the Company granted non-qualified stock options to purchase an aggregate of 103,300 shares of the Company’s Class A voting common stock to certain employees and directors of the Company pursuant to the Company’s 1999 Stock Option Plan, as amended (the Plan).  The options were granted at an exercise price of $100.00 per share, which was equal to or greater than the estimated fair value of the underlying shares.  On the same date, the Board of Directors also approved an amendment to the Plan increasing the number of options authorized to be granted thereunder from 250,000 to 400,000.  Options granted under the Plan expire 10 years from the date of grant and generally become fully vested over periods ranging from 5 to 8 years.

The following schedule reflects the pro forma impact on net income (loss) of accounting for the Company’s stock option grants using SFAS No. 123, “Accounting for Stock-Based Compensation,” which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model.

	2004	2003
For the nine months ended September 30,
Reported net income (loss)	$2,125,919	$(4,891,551)
Less: compensation expense per SFAS No. 123	170,363	112,646
Pro forma net income (loss)	$1,955,556	$(5,004,197)

For the three months ended September 30,
Reported net income (loss)	$481,448	$(2,836,009)
Less: compensation expense per SFAS No. 123,	64,360	41,882
Pro forma net income (loss)	$417,088	$(2,877,891)

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

Critical Accounting Policies

Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no material changes relating to our critical accounting estimates during the three months ended September 30, 2004.

Sources of Revenue

Our revenue consists primarily of fees we charge customers for solid waste collection, transfer and disposal and recycling services.  We frequently perform these services under service agreements with businesses, contracts with municipalities, landlords or homeowners’ associations, or subscription arrangements with homeowners.

The table below shows, for the periods indicated, the percentage of our total reported revenue attributable to each of our services:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004(1)	2003	2004(2)	2003

Collection	59.9%	70.8%	57.9%	70.5%
Transfer	14.7%	19.1%	14.7%	18.7%
Disposal	22.1%	7.1%	24.3%	8.1%
Recycling	2.5%	2.6%	2.5%	2.4%
Other	0.8%	0.4%	0.6%	0.3%
Total	100.0%	100.0%	100.0%	100.0%

(1)          The increase in the percentage of our total reported revenue attributable to our disposal services during the nine months ended September 30, 2004 primarily resulted from our acquisition on October 9, 2003 of the Seneca Falls, New York landfill in our Northeast Region, and the addition in our South Region of three operating landfills, including two greenfield sites acquired in 2002, which we opened in August 2003, and an operating landfill which we purchased in July 2003.  Excluding the effects of these four landfills, the disposal percentage for the nine months ended September 30, 2004 would have been substantially the same as the disposal percentage for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, our total revenue increased by an aggregate of $61.5 million from the corresponding nine-month period in 2003.  This increase resulted from increases in our revenue from collection services ($17.2 million increase from the corresponding nine-month period in 2003), transfer services ($1.1 million increase from the corresponding nine-month period in 2003), disposal services ($40.6 million increase from the corresponding nine-month period in 2003), recycling services ($1.3 million increase from the corresponding nine-month period in 2003) and other services ($1.3 million increase from the corresponding nine-month period in 2003).

(2)          The increase in the percentage of our total reported revenue attributable to our disposal services during the three months ended September 30, 2004 primarily resulted from our acquisition on October 9, 2003 of the Seneca Falls, New York landfill in our Northeast Region, and the addition in our South Region of two greenfield sites acquired in 2002, which we opened in August 2003.  Excluding the effects of these three landfills, the disposal percentage for the three months ended September 30, 2004 would have been substantially the same as the disposal percentage for the three months ended September 30, 2003.  During the three months ended September 30, 2004, our total revenue increased by an aggregate of $20.9 million from the corresponding three-month period in 2003.  This increase resulted from increases in our revenue from collection services ($4.0 million increase from the corresponding three-month period in 2003), transfer services ($0.5 million increase from the corresponding three-month period in 2003), disposal services ($15.5 million increase from the corresponding three-month period in 2003), recycling services ($0.6 million increase from the corresponding three-month period in 2003) and other services ($0.3 million increase from the corresponding three-month period in 2003).

We estimate that more than 40% of our South Region’s revenue was generated from 273 municipal contracts during 2003 and during the first nine months of 2004.  Our contracts with New York City represented, in the aggregate, approximately 30% of our Northeast Region’s, and approximately 11% of our overall, revenue in 2003 and approximately 20% of our Northeast Region’s, and approximately 9% of our overall, revenue in the first nine months of 2004.  Contracts with municipalities provide relatively consistent cash flow during their terms.  Our municipal contracts generally last from three to five years and usually have renewal options.  Many of our municipal contracts are franchise agreements that give us the exclusive right to provide specified waste services within a specified territory during the contract term.  These exclusive arrangements are typically awarded, at least initially, on a competitive bid basis or through a formalized proposal and subsequently on a bid or negotiated renewal basis.  Collection fees are paid either by the municipalities from their tax revenue or directly by the residents receiving the services.  Depending on fluctuating commodity prices, we sometimes also generate revenue from the sale of recyclable commodities; however, such revenue does not represent a significant part of our total recycling revenue.  After recyclables are collected, they are delivered to other sorting facilities operated by third parties.

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

Our business strategy is to develop vertically integrated operations to internalize the waste that we handle and thus realize higher margins from our operations.  By disposing of waste at our landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills.  As of September 30, 2004, we internalized approximately 61% of the solid waste that we handled and delivered the rest to third-party disposal facilities.  Some of our municipal contracts require us to provide only collection services and to dispose of the collected waste at a designated third-party disposal facility (at no cost to us) with whom the municipality has contracted directly.

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

We periodically evaluate the value and future benefits of our property and equipment, goodwill and other intangible assets.  For property and equipment and intangible assets other than goodwill, we assess the recoverability from future operations using cash flows of the related assets as measures.  Under this approach, the carrying value is reduced if it becomes probable that our best estimate of expected future cash flows from the related assets would be less than the carrying amount of the assets.  As of September 30, 2004, there were no adjustments to the carrying amounts of property and equipment and intangibles other than goodwill resulting from these evaluations.

We test goodwill for impairment using the two-step process prescribed in SFAS No. 142.  The first step is a screen for potential impairment and the second step measures the amount of the impairment, if any.  We performed our annual impairment test during the fourth quarter of 2003 and incurred no impairment.  As of September 30, 2004, goodwill and other intangible assets represented approximately 23.4% of total assets, 55.0% of redeemable preferred stock and 76.1% of the sum of our redeemable preferred stock and stockholders’ equity (deficit).

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

2004.  During the nine months ended September 30, 2004, the Company acquired the hauling assets of five solid waste management companies for an aggregate purchase price of approximately $1.8 million consisting of cash paid and liabilities assumed.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statement of operations data (in thousands) and the percentage relationship that such data bear to our revenue:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%

South Region revenue	133,717	55.3	115,589	64.0	46,273	54.4	41,520	64.7
Northeast Region revenue	108,265	44.7	64,900	36.0	38,815	45.6	22,655	35.3
Services revenue	241,982	100.0	180,489	100.0	85,088	100.0	64,175	100.0
Operating expense	138,902	57.4	118,345	65.6	48,652	57.2	41,711	65.0
General and administrative	29,523	12.2	23,004	12.7	10,514	12.3	8,207	12.8
Depreciation, depletion and amortization	47,390	19.6	26,148	14.5	16,934	19.9	9,563	14.9
Income from operations	26,167	10.8	12,992	7.2	8,988	10.6	4,694	7.3
Interest expense, net	(20,651)	(8.5)	(13,778)	(7.7)	(6,882)	(8.1)	(4,820)	(7.5)
Other income (expense), net	(612)	(0.3)	(261)	(0.1)	83	0.1	(147)	(0.2)
Income tax expense	(2,778)	(1.1)	(2,314)	(1.3)	(1,708)	(2.0)	(2,563)	(4.0)
Cumulative effect of change in accounting principle	—	—	(1,531)	(0.8)	—	—	—	—
Net income (loss)	2,126	0.9	(4,892)	(2.7)	481	0.6	(2,836)	(4.4)

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Revenue.  Our revenue increased by $20.9 million, or 32.6%, to $85.1 million during the three months ended September 30, 2004 from $64.2 million during the three months ended September 30, 2003.  Acquisitions completed since July 2003 contributed $13.5 million, or 21.0%, to the increase in our revenue during the three months ended September 30, 2004.  Excluding incremental revenue from acquisitions, our revenue increased by $7.4 million, or 11.6%.  Our new business, from both new municipal contracts and increased sales from existing operations, contributed 6.5% of such increase, while price increases contributed 5.1%.  In our South Region, our revenue increased by $4.8 million, or

11.4%, to $46.3 million during the three months ended September 30, 2004 from $41.5 million during the corresponding three-month period in 2003.  In our Northeast Region, our revenue increased by $16.1 million, or 71.3%, to $38.8 million during the three months ended September 30, 2004 from $22.7 million during the corresponding three-month period in 2003.

Operating Expenses.  Our operating expenses increased by $7.0 million, or 16.6%, to $48.7 million during the three months ended September 30, 2004 from $41.7 million during the three months ended September 30, 2003.  Operating expenses as a percentage of our revenue decreased by 7.8% to 57.2% during the three months ended September 30, 2004 from 65.0% during the three months ended September 30, 2003.  The increase in our operating expenses was substantially due to additional expenses associated with the increase in our revenue from acquired operations and new business during the same period.  Integration of newly-acquired businesses into our organizational structure typically takes three to six months.  The labor, maintenance, fuel and disposal costs related to newly-acquired businesses are generally higher during the integration period.  Start-up and integration costs related to a municipal contract typically are incurred in the one-to two-month period prior to, and the one to two-month period following, the commencement of the contract. During this period, labor costs are generally higher due to delivery of containers, residential carts and recycling bins to the new municipality and training of newly-hired employees.  The margin improvement in operating expenses during the three months ended September 30, 2004 was primarily attributable to our Seneca Falls, New York landfill acquisition consummated in October 2003, which resulted in a substantial increase in our revenue and a less significant increase in our operating expenses.

General and Administrative.  Our general and administrative expenses increased by $2.3 million, or 28.1%, to $10.5 million during the three months ended September 30, 2004 from $8.2 million during the three months ended September 30, 2003.  General and administrative expenses as a percentage of our revenue decreased by 0.5% to 12.3% during the three months ended September 30, 2004 from 12.8% during the three months ended September 30, 2003.  During the three months ended September 30, 2004, we recorded a $0.8 million write-off related to an aborted equity transaction.  In addition our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead which was necessary to accommodate our internal growth from our collection operations.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $7.3 million, or 77.1%, to $16.9 million during the three months ended September 30, 2004 from $9.6 million during the three months ended September 30, 2003.  Depreciation, depletion and amortization as a percentage of our revenue increased by 5.0% to 19.9% during the three months ended September 30, 2004 from 14.9% during the three months ended September 30, 2003.  This increase resulted primarily from the inclusion of depreciation, depletion and amortization expenses related to businesses acquired in 2003 and depreciation of capital assets purchased for internal growth.  The Seneca Falls, New York landfill we acquired in October 2003 increased our depreciation, depletion and amortization expenses by $5.9 million during the three months ended September 30, 2004.  During 2003, we also added two greenfield sites acquired in 2002 which we opened in August 2003, which have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.

Income from Operations.  Our income from operations increased by $4.3 million, or 91.5%, to $9.0 million during the three months ended September 30, 2004 from $4.7 million during the three months ended September 30, 2003.  Income from operations as a percentage of our revenue increased by 3.3% to 10.6% during the three months ended September 30, 2004 from 7.3% during the three months ended September 30, 2003.  The increase in income from operations was attributable to acquisitions closed in 2003, particularly our Seneca Falls, New York landfill acquisition, price increases, increased internalization of collection volumes into the landfills we operate and internal growth, partially offset by the write off of an aborted financing transaction, additional depreciation, depletion and amortization expenses related to such acquisitions and internal growth.

Interest Expense, Net.  Our interest expense, net, increased $2.1 million, or 42.8%, to $6.9 million during the three months ended September 30, 2004 from $4.8 million during the three months ended September 30, 2003.  Interest expense, net, as a percentage of our revenue, increased to 8.1% during the three months ended September 30, 2004 from 7.5% during the three months ended September 30, 2003.  This increase was attributable to higher debt levels during the three months ended September 30, 2004 as compared to the same period in 2003, primarily due to our acquisition of the Seneca Falls, New York landfill in October 2003 and other smaller acquisitions closed during 2003.

Other Income (Expense), Net.  Our other income (expense), net, increased by $0.2 million to income of $0.1 million during the three months ended September 30, 2004 from an expense of $0.1 million during the three months ended September 30, 2003.  The increase was primarily the result of an unrealized gain related to a $0.2 million increase in the fair value of an old corrugated cardboard futures contract.

Income Tax Expense.  Our income tax expense decreased by $0.9 million to $1.7 million during the three months ended September 30, 2004 from $2.6 million during the three months ended September 30, 2003.  During the three-month period ended September 30, 2004, we recognized in our consolidated statement of operations an amount such that the effective income tax rate for the nine months ended September 30, 2004 approximates our estimated 2004 effective tax rate.  The difference in income taxes computed at the statutory rate and reported income taxes for the three months ended September 30, 2004 is due primarily to state and local income taxes, adjustment to the valuation allowance related to deferred tax assets and a revision of the estimated pre-tax income for the fiscal year ending December 31, 2004.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Revenue.  Our revenue increased by $61.5 million, or 34.1%, to $242.0 million during the nine months ended September 30, 2004 from $180.5 million during the nine months ended September 30, 2003.  Acquisitions completed since January 2003 contributed $45.5 million, or 25.2%, to the increase in our revenue during the nine months ended September 30, 2004.  Excluding incremental revenue from acquisitions, our revenue increased by $16.0 million, or 8.9%.  Our new business, from both new municipal contracts and increased sales from existing operations, contributed 4.2% of such increase, while price increases contributed 4.7%.  In our South Region, our revenue increased by $18.1 million, or 15.7%, to $133.7 million during the nine months ended September 30, 2004 from $115.6 million during the corresponding nine-month period in 2003.  In our Northeast Region, our revenue increased by $43.4 million, or 66.8%, to $108.3 million during the nine months ended September 30, 2004 from $64.9 million during the corresponding nine-month period in 2003.

Operating Expenses.  Our operating expenses increased by $20.6 million, or 17.4%, to $138.9 million during the nine months ended September 30, 2004 from $118.3 million during the nine months ended September 30, 2003.  Operating expenses as a percentage of our revenue decreased by 8.2% to 57.4% during the nine months ended September 30, 2004 from 65.6% during the nine months ended September 30, 2003.  The increase in our operating expenses was substantially due to additional expenses associated with the increase in our revenue from acquired operations and new business during the same period.  The margin improvement in operating expenses during the nine months ended September 30, 2004 was primarily attributable to our Seneca Falls, New York landfill acquisition consummated in October 2003, which resulted in a substantial increase in our revenue and a less significant increase in our operating expenses.

General and Administrative.  Our general and administrative expenses increased by $6.5 million, or 28.3%, to $29.5 million during the nine months ended September 30, 2004 from $23.0 million during the nine months ended September 30, 2003.  General and administrative expenses as a percentage of our revenue decreased by 0.5% to 12.2% during the nine months ended September 30, 2004 from 12.7% during the nine months ended September 30, 2003.  Our general and administrative expenses increased as a result of our employment of additional personnel from companies acquired and additional corporate and regional overhead which was necessary to accommodate our internal growth from our collection operations.  In addition, during the nine months ended September 30, 2004, we recorded a $0.8 million write-off related to an aborted equity transaction and we recorded a $0.1 million write-off related to certain costs incurred in connection with aborted acquisition transactions. We also incurred $0.1 million of accounting and legal costs related to the investigation at one of our collection divisions in our South Region, as described in more detail in Part II. Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Depreciation, Depletion and Amortization.  Our depreciation, depletion and amortization expenses increased by $21.3 million, or 81.2%, to $47.4 million during the nine months ended September 30, 2004 from $26.1 million during the nine months ended September 30, 2003.  Depreciation, depletion and amortization as a percentage of our revenue increased by 5.1% to 19.6% during the nine months ended September 30, 2004 from 14.5% during the nine months ended September 30, 2003.  This increase resulted primarily from the inclusion of depreciation, depletion and amortization expenses related to businesses acquired in 2003 and depreciation of capital assets purchased for internal growth.  The Seneca Falls, New York landfill we acquired in October 2003 increased our depreciation, depletion and amortization expenses by $15.2 million during the nine months ended September 30, 2004.  During 2003, we also added three operating landfills, including two greenfield sites acquired in 2002 which we opened in August 2003 and an operating landfill which we purchased in July 2003, which have a higher component of depreciation, depletion and amortization expenses than a typical hauling operation.  Additionally, depletion expense related to the Bethlehem landfill expansion permit we obtained in April 2003, which increased our daily permitted volume at the landfill from 750 tons to 1,375 tons, resulted in an increase to depletion expense for the nine months ended September 30, 2004 of $0.5 million.

Income from Operations.  Our income from operations increased by $13.2 million, or 101.4%, to $26.2 million during the nine months ended September 30, 2004 from $13.0 million during the nine months ended September 30, 2003.  Income from operations as a percentage of our revenue increased by 3.6% to 10.8% during the nine months ended September 30, 2004 from 7.2% during the nine months ended September 30, 2003.  The increase in income from operations was attributable to acquisitions closed in 2003, particularly our Seneca Falls, New York landfill acquisition, price increases, increased internalization of collection volumes into the landfills we operate and internal growth, partially offset by additional depreciation, depletion and amortization expenses related to such acquisitions, the Bethlehem landfill expansion permit and the write-off of aborted equity and acquisition transactions.

Interest Expense, Net.  Our interest expense, net, increased $6.9 million, or 49.9%, to $20.7 million during the nine months ended September 30, 2004 from $13.8 million during the nine months ended September 30, 2003.  Interest expense, net, as a percentage of our revenue, increased to 8.5% during the nine months ended September 30, 2004 from 7.7% during the nine months ended September 30, 2003.  This increase was attributable to higher debt levels during the nine months ended September 30, 2004 as compared to the same period in 2003, primarily due to our acquisition of the Seneca Falls, New York landfill in October 2003 and other smaller acquisitions closed during 2003.

Other Income (Expense), Net.  Our other expense increased by $0.3 million to $0.6 million during the nine months ended September 30, 2004 from $0.3 million during the nine months ended September 30, 2003.

The increase was primarily the result of an unrealized loss related to a $0.3 million decrease in the fair value of an old corrugated cardboard futures contract and additional state franchise taxes.

Income Tax Expense.  Our income tax expense increased by $0.5 million to an expense of $2.8 million during the nine months ended September 30, 2004 from an expense of $2.3 million during the nine months ended September 30, 2003.  For the nine month period ended September 30, 2004, we recognized in our consolidated statement of operations an amount such that the effective income tax rate for the nine months ended September 30, 2004 approximates our estimated 2004 effective tax rate.  The difference in income taxes computed at the statutory rate and reported income taxes for the nine months ended September 30, 2004 is also due primarily to state and local income taxes and a revision of the estimated pre-tax income for the fiscal year ending December 31, 2004.

Cumulative Effect of Change in Accounting Principle.  During the nine months ended September 30, 2003, we recorded an after-tax expense of $1.5 million from a cumulative effect of a change in accounting principle related to our adoption of SFAS No. 143 on January 1, 2003.  For more information on SFAS No. 143, please refer to Note 2 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flow

The following is a summary, for the periods indicated, of our cash flows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$47,173	$29,632

Net cash (used in) investing activities	$(40,577)	$(69,051)
Net cash provided by (used in) financing activities	$(6,701)	$40,004

During the nine months ended September 30, 2004, net cash used in investing activities was $40.6 million.  Of this amount, $1.6 million was used for the acquisition of businesses.  Cash used for capital expenditures during the nine months ended September 30, 2004 was $36.5 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash used in financing activities during the nine months ended September 30, 2004 was $6.7 million, which consisted of a net borrowing decrease under our senior credit facility.

During the nine months ended September 30, 2003, net cash used in investing activities was $69.1 million.  Of this amount, $25.4 million was used for the acquisition of businesses and $6.0 million was used for the initial development costs for two permitted landfills acquired in 2002.  Cash used for capital expenditures during the nine months ended September 30, 2003 was $34.5 million, which was principally for investments in fixed assets, consisting primarily of trucks, containers, landfill and transfer station equipment, and landfill construction projects.  Net cash provided by financing activities during the nine months ended September 30, 2003 was $40.0 million, which consisted of a net borrowing increase under our senior credit facility of $40.5 million, offset by debt issuance costs of $0.5 million.

The following table, for the periods indicated, summarizes the components of the reconciliation of our debt balances:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Roll-forward of debt balance:
Debt balance at beginning of period	$380,861	$198,571
Free cash flow (surplus) deficit before acquisitions(1)	(8,807)	6,239
Acquisitions and divestitures	1,609	31,404
Acquisition-related and other expenditures	602	1,777
Debt issue costs	—	451
Increase (decrease) in cash	(105)	585
Increase related to the change in fair value of interest rate swap from long-term debt	530	476

Debt balance at end of period	$374,690	$239,503

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

		Nine Months Ended September 30,
		2004	2003
		(in thousands)
Free cash flow surplus (deficit) before acquisitions		$8,807	$(6,239)
Add:	Capital expenditures, excluding acquisitions	36,457	34,503
	Capitalized interest	1,909	1,368
	Other	—	—
Net cash provided by operating activities		$47,173	$29,632

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

On June 12, 2002, we completed a private offering of our 10.25% senior subordinated notes due 2012 (our Notes) at a price of 100.0%.  These Notes mature on June 15, 2012.  Interest on our Notes is due on June 15 and December 15 of each year.  Our Notes are guaranteed by all of our current, and will be guaranteed by certain of our future, subsidiaries and are unsecured senior subordinated obligations that rank junior in right of payment to all of our existing and future senior debt and secured debt.  Our Notes are redeemable on or after June 15, 2007 and we may redeem up to 35.0% of the aggregate principal amount of our Notes on or before June 15, 2005 with the proceeds from qualified public offerings of our equity securities.  The indenture governing our Notes contains covenants which, among other things, limit our ability to incur additional debt, create liens, engage in sale-leaseback transactions, pay dividends or make other equity distributions, purchase or redeem capital stock, make investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  These limitations are subject to certain qualifications and exceptions.  As of September 30, 2004, we were in compliance with all covenants contained in the indenture governing our Notes.

In connection with our acquisition of the Seneca Falls, New York landfill, on October 10, 2003, we and our subsidiaries entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of lenders led by Bank of America Corporation (f/k/a Fleet National Bank), as administrative agent (BOA) and LaSalle Bank National Association, as syndication agent, and Fleet Securities, Inc., as arranger, which amended our then existing senior credit facility, dated as of September 14, 2001.  Our senior credit facility, as so amended, includes a $200.0 million senior secured term loan and a $200.0 million senior secured revolving loan, including an $80.0 million letter of credit sublimit.  We used the borrowing of the $200.0 million term loan and borrowings of $33.7 million in revolving loans to pay a portion of the purchase price for our acquisition of the Seneca Falls, New York landfill, refinance our then existing senior credit facility and pay related fees and expenses.  Subject to certain conditions, we may request an increase in the revolving loan or term loan portions of our senior credit facility of up to $50.0 million such that the total amount of indebtedness under our senior credit facility would equal $450.0 million.  As of September 30, 2004, there was $198.0 million outstanding under the term loan portion and $25.1 million (excluding $49.1 million underlying letters of credit) outstanding under the revolving loan portion of our senior credit facility.  As of such date, we had an additional $125.8 million available under the revolving loan portion (of which $49.8 million represented immediate borrowing capacity), including a maximum of $30.9 million underlying letters of credit.  In order to borrow under the revolving loan portion of our senior credit facility, we must satisfy customary conditions including maintaining certain financial ratios.  Our senior credit facility is secured by a pledge of the stock of our direct and indirect subsidiaries and a lien on substantially all of our direct and indirect subsidiaries’ assets.

Our senior credit facility permits borrowings at floating interest rates based on, at our option, the designated Eurodollar interest rate, which generally approximates LIBOR, or the BOA prime rate, in each case, plus an applicable margin, and requires payment of an annual commitment fee based on the unused portion of the revolving loan portion.  As of September 30, 2004, the interest rate applicable to the $17.1 million outstanding under the revolving loan portion of our senior credit facility was LIBOR plus 325 basis points, or 4.83% and the interest rate applicable to $8.0 million then outstanding under the revolving loan portion was base, or 6.0%.  As of September 30, 2004, the interest rate applicable to the $196.5 million outstanding under the term loan portion of our senior credit facility was LIBOR plus 300 basis points, or 4.61% and the interest rate applicable to $1.5 million then outstanding under the term loan portion was base, or 5.75%.  The revolving loan and term loan portions of our senior credit facility mature on September 30, 2008 and September 30, 2010, respectively.

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

(1)                                  Our senior credit facility defines EBITDA, a non-GAAP measure, to be consolidated net income, subject to certain adjustments, plus interest expense, income taxes, depreciation and amortization.  For certain purposes, and with the consent of Bank of America, we may include in EBITDA the projected EBITDA from certain new municipal contracts and the EBITDA for the prior 12 months of certain newly-acquired businesses.  We discuss EBITDA in this context solely to provide information regarding the requirements of, and the extent to which we are in compliance with, our senior credit facility covenants.

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

•                                          Minimum Consolidated Net Worth—Our consolidated net worth (generally, excess of our assets over our liabilities excluding redeemable preferred stock) at any time may not be less than approximately $215.1 million, plus (a) the proceeds of any new equity offerings and (b) 50% of our positive consolidated net income for each fiscal quarter beginning with the fourth quarter of 2004.

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

As of September 30, 2004, we were in compliance with our senior credit facility financial covenants:  our ratio of consolidated debt to consolidated EBITDA was 3.97:1, our ratio of consolidated senior debt to consolidated EBITDA was 2.37:1, our ratio of consolidated EBITDA to consolidated interest expense ratio was 3.40:1 and our consolidated net worth was $219.7 million ($4.6 million in excess of the minimum required under our senior credit facility).  In addition, our fiscal 2003 annual capital expenditures of $54.9 million less capital purchased for new municipal contracts of $3.9 million did not exceed 1.6 times our fiscal 2003 annual depreciation and depletion expense.  Our ability to comply in future periods with the financial covenants in our senior credit facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control, and will be substantially dependent on our ability to successfully implement our overall business strategies.

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

In August 2002, we entered into two interest rate swap agreements, which are effective through June 15, 2012, with two financial institutions.  Under each swap agreement, the fixed interest rate on $25.0 million of our Notes effectively was converted to an interest rate of 5.275% and 5.305%, respectively, plus an applicable floating rate margin that is based on six month LIBOR which is readjusted semiannually on June 15 and December 15 of each year.  On September 30, 2004, the six month LIBOR rate was 1.86%.

In January 2004, we entered into four interest rate swap agreements, which are effective through January 2007, with four financial institutions.  Under each swap agreement, the variable interest rate on $25.0 million outstanding under our senior credit facility effectively was converted to a fixed interest rate of 2.58%, 2.61%, 2.71% and 2.75%, respectively, plus an applicable LIBOR margin.  On September 30, 2004, the three month LIBOR rate was 1.59%.

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

We had a working capital deficit at September 30, 2004 of $10.8 million as compared to a working capital deficit of $8.0 million at December 31, 2003.  The $2.8 million increase in the working capital deficit during the nine months ended September 30, 2004 was primarily attributable to the recording of approximately $7.7 million of estimated liabilities related to a contractual obligation from the Seneca Meadows, Inc. acquisition from October 2003, a $4.8 million increase in accrued interest payable primarily related to the 10.25% senior subordinated notes, a $1.4 million increase in accrued insurance related costs, offset by a $3.6 million increase in the account receivable balance with New York City and a $7.4 million decrease in accrued accounts payable.  There is no covenant in our senior credit facility directly tied to working capital.  At September 30, 2004, our immediately available borrowing capacity was sufficient to cover the working capital deficit.

Capital Expenditures

We made capital expenditures of $14 million during the three months ended September 30, 2004, including $0.3 million related to equipment for new municipal contracts and $0.7 million of capitalized interest primarily related to landfill construction and permitting projects.

We made capital expenditures of $38.4 million during the nine months ended September 30, 2004, including $3.0 million for new municipal contracts and $1.9 million of capitalized interest primarily related to landfill construction and permitting projects.  We expect our capital expenditures with respect to our existing business to range from approximately $10.0 million to $14.0 million during the remainder of 2004, including approximately $2.0 million to $2.5 million for new municipal contracts, $0.7 million of capitalized interest primarily related to landfill construction and permitting projects and $1.0 million to $1.5 million for new transfer station and greenfield landfill projects.  We intend to fund our remaining 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our senior credit facility.

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

Obligations and Commitments

For a discussion of our obligations and commitments, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  There were no significant changes in our business during the three months ended September 30, 2004 that would require an update to those disclosures.

Recent Accounting Pronouncements

For a description of new accounting pronouncements that affect us, please see Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  There were no new accounting pronouncements during the three months ended September 30, 2004 which we expect to have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our exposure to market risks, see Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Part I. Item 3.  “Quantitative and Qualitative Disclosures About Market Risk” of our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2004 and June 30, 2004.  There was no significant change in those risks during the three months ended September 30, 2004.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in our internal control over financial reporting during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Please see Part I. Item 1. “Financial Statements,” Note 7, captioned “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

IESI CORPORATION

November 10, 2004	By:	/s/ THOMAS J. COWEE
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